Form 10QSB
period 2000-09-30
WHOLE SALE ON THE NET INC
filed 2000-11-15
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      September 30, 2000

Commission file number:                     333-36522

                           Wholesale On The Net, Inc.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                75-2853946
-----------------------                                      ----------
(State of Incorporation)                                    (IRS ID No.)


            1529 East Interstate 30, Suite 104, Garland, Texas     75043
      ----------------------------------------------------------- ----------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 972-303-0405

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x ] No [ ].


Shares of common stock outstanding at September 30, 2000:

                                                     1,000,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                    1 - 6

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations        7


PART II - OTHER INFORMATION                                               8



                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                                 BALANCE SHEETS
                      September 30, 2000 and June 30, 2000



                                     ASSETS

                                                                 Sept 30, 2000         June 30, 2000
                                                               ------------------    ------------------

CURRENT ASSETS:
    Cash                                                                    $651                  $853

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $15)                       235                   244
    Website (net of accumulated amortization of $5,555)                   14,445                16,111

                                                               ------------------    ------------------

TOTAL ASSETS                                                             $15,331               $17,208
                                                               ==================    ==================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Advances from officer                                                $1,518                $1,518
                                                               ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                  1,518                 1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                         1,000                 1,000
    Additional paid-in-capital                                            24,000                23,400
    Accumulated Deficit                                                  (11,187)               (8,710)
                                                               ------------------    ------------------
        Total Stockholders' Equity                                        13,813                15,690
                                                               ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $15,331               $17,208
                                                               ==================    ==================















See accompanying notes                1




                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                             STATEMENT OF OPERATIONS

              Three months ended September 30, 2000 and 1999, and
          Period from Inception (June 30, 1999) to September 30, 1999

                                                                                             Period from
                                                                                               Inception
                                                     Three months      Three months         (June 30, 1999)
                                                         ended             ended                  to
                                                     Sept 30, 2000     Sept 30, 1999         Sept 30, 2000
                                                   ------------------------------------    ------------------


REVENUE:
    Sales                                                          0                 0                $3,799
                                                   ------------------------------------    ------------------
    Total revenue                                                 $0                $0                $3,799

COST OF SALES:                                                     0                 0                 2,938
                                                   ------------------------------------    ------------------

GROSS PROFIT                                                       0                 0                   861

OPERATING EXPENSE:
    Depreciation and amortization                              1,676                 0                 5,571
    Rent - related party                                         600               600                 3,000
    Consulting - related party                                                   1,500                 1,500
    General and administrative                                   205               393                 1,994
                                                   ------------------------------------    ------------------
        Total Operating Expense                                2,481             2,493                12,065
                                                   ------------------------------------    ------------------

INCOME FROM OPERATIONS                                        (2,481)           (2,493)              (11,204)

OTHER INCOME:
    Interest income                                                4                                      17
                                                   ------------------------------------    ------------------

NET LOSS                                                     ($2,477)          ($2,493)             ($11,187)
                                                   ====================================    ==================


Weighted average shares outstanding                        1,000,000         1,000,000             1,000,000
                                                   ====================================    ==================

LOSS PER SHARE                                                ($0.00)           ($0.00)               ($0.00)
                                                   ====================================    ==================














See accompanying notes                2



                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)


           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           Period from Inception(June 30, 1999) to September 30, 2000




                                                    Common                      Paid In         Accumulated
                                           Shares             Amount            Capital           Deficit                Total
                                    ------------------------------------------------------------------------    ------------------

Balance,
        June 30, 1999
        (date of inception)                       -0-               -0-               -0-               -0-                   -0-

Shares issued on July 1, 1999 for:
           Cash                               150,000               150               350                                     500
           Services                           450,000               450             1,050                                   1,500

       August 27, 1999 for:
           Cash                               400,000               400            19,600                                  20,000

Paid in capital by officer (rent)                                                   2,400                                   2,400

Net Loss                                                                                             (8,710)               (8,710)

                                    ------------------------------------------------------------------------    ------------------
Balance
        June 30, 2000                       1,000,000            $1,000           $23,400           ($8,710)              $15,690
                                    ========================================================================    ==================


Paid in capital by officer (rent)                                                     600                                     600

Net Loss                                                                                             (2,477)               (2,477)

                                    ------------------------------------------------------------------------    ------------------
Balance
        June 30, 2000                       1,000,000             1,000            24,000           (11,187)               13,813
                                    ========================================================================    ==================
















See accompanying notes                3




                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                             STATEMENT OF CASH FLOWS

              Three months ended September 30, 2000 and 1999, and
          Period from Inception (June 30, 1999) to September 30, 2000

                                                                                                                   Period from
                                                                                                                    Inception
                                                                          Three months      Three months         (June 30, 1999)
                                                                              ended             ended                  to
                                                                          Sept 30, 2000     Sept 30, 1999         Sept 30, 2000
                                                                        ------------------------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      ($2,477)          ($2,493)             ($11,187)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation                             1,676                                   5,570
                Items not requiring cash - stock issued for services                                  1,500                 1,500
                Increase in current liabilities                                                          70                 1,518

                                                                        ------------------------------------    ------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                             (801)             (923)               (2,599)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                              (20,000)              (20,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                             20,500                20,500
    Paid in capital by officer                                                        600               600                 3,000
                                                                        ------------------------------------    ------------------
    Total cash flows from financing activities                                        600            21,100                23,500

                                                                        ------------------------------------    ------------------

NET INCREASE IN CASH                                                                ($201)             $177                  $651

CASH, BEGINNING OF PERIOD                                                             852                 0                     0
                                                                        ------------------------------------    ------------------

CASH, END OF PERIOD                                                                  $651              $177                  $651
                                                                        ====================================    ==================
















See accompanying notes                4

                           WHOLESALE ON THE NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------
History:
-------

The Company was organized June 30, 1999 under the name of Wholesale On The Net, Inc. in the State of Nevada. The Company's business plan outlines its plan of operations which is to sell products over the internet.

Basis of Accounting:
--------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
--------------------
Revenue is recognized when goods are shipped and invoiced. The Company will purchase goods and resell them; on these items revenue is booked at the full sales price and the respective cost of sales recorded. On items that are drop shipped by a manufacturer directly to a customer, the sale price less the cost of the item is recorded as income.

Cash and Cash Equivalents:
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
----------------------
Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates:
---------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                           WHOLESALE ON THE NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000


Note B - Web site:
------------------

The Company's primary asset is its web site which is the center of its operational and income generating activities for which it paid $20,000. The cost of the web site is being amortized over three years starting in December 1999 when it was completed.

Note C - Advances from officer:
-------------------------------

During the period from inception ( June 30, 1999) through September 30, 2000, the President paid expenses ($1027 for product, $70 for domain registration, $331 for shipping and $90 for office supplies) on behalf of the Company for which he has not been repaid. The Company does not owe interest on these advances, and the advances are to be repaid when the Company makes a profit from operations. These amounts have been recorded as a current liability.

Note D - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2000 and June 30, 2000, there were 1,000,000 shares respectively.

The Company has not paid a dividend to its shareholders.

Note E - Income Taxes:
----------------------

The Company had a net operating loss of $11,187 for the period since inception. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

Note F - Going Concern:
-----------------------

The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, the Company may be unable to continue as a going concern.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $50,000 and a maximum of $1,000,000 which became effective on September 20, 2000. The Registrant has raised funds under that registration statement and as of September 30, 2000 had not raised the minimum amount. On October 27, 2000, the Registrant broke escrow by raising $53,200 by selling 212,800 shares at $0.25 per share. Under this offering, the Registrant was authorized to sell a minimum of 200,000 shares and a maximum of 4,000,000 shares at $0.25 per share.

As of the date of this filing, the Registrant is still soliciting funds under its offering.

The Registrant is engaged in the sale of products over the internet. At this time, art and water filters are sold.

Liquidity

The Registrant has liquid assets of $853 and total current assets of $853. This amount does not include any funds raised in the offering described above since the Registrant had not broken escrow and raised the minimum amount by September 30, 2000.

The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's capital resources have been generated from the minimal sale of products through its web site and since October 27, 2000, has capital resources from the sale of stock under its registration statement that became effective September 20, 2000.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant does not foresee any material capital purchase in the coming twelve months.

Subsequent events

The Registrant raised the minimum offering on October 27, 2000 under its SB-1 registration statement filed with the U.S. Securities and Exchange Commission. The Registrant continues to raise funds under this offering.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Wholesale On The Net, Inc.
                                                    ----------------------------
                                                     (Registrant)


                                                    BY:  /s/ Thomas Bieger
                                                         -----------------------
                                                          Thomas Bieger
                                                    Its: President and Secretary

DATE:   November 12, 2000
              Garland, Texas