Form 10QSB
period 2000-12-31
WHOLE SALE ON THE NET INC
filed 2001-02-20
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:       December 31, 2000

Commission file number:      333-36522

                           Wholesale On The Net, Inc.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                    75-2853946
-----------------------                                          ----------
(State of Incorporation)                                        (IRS ID No.)


            1529 East Interstate 30, Suite 104, Garland, Texas     75043
      ----------------------------------------------------------- --------
                    (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: 972-303-0405

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x ] No [ ].


Shares of common stock outstanding at December 31, 2000:

                                                     1,268,300

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                   1 - 7

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations       8 - 9


PART II - OTHER INFORMATION                                                10

                                CHARLES E. SMITH

                           CERTIFIED PUBLIC ACCOUNTANT

                           709-B West Rusk, Suite 580
                               Dallas, Texas 75087
                            ------------------------
                            TELEPHONE (214) 212-2307






                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Wholesale On The Net, Inc.


         I have reviewed the accompanying balance sheet of Wholesale On The Net, Inc. (a Nevada corporation) as of December 31, 2000, and the related statements of operations, retained earnings and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Wholesale On The Net, Inc.

         A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than and audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

         Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                                /s/  Charles E. Smith
                                                --------------------------------
                                                     Charles E. Smith
                                                     Certified Public Accountant



Rockwall, Texas
February 14, 2001






                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                                 BALANCE SHEETS
                       December 31, 2000 and June 30, 2000



                                     ASSETS
                                     ------

                                                                        Dec 31, 2000          June 30, 2000
                                                                      ------------------    ------------------

CURRENT ASSETS:
    Cash                                                                        $36,490                  $853

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $24)                            4,466                   244
    Website (net of accumulated amortization of $7,222)                          12,778                16,111

                                                                      ------------------    ------------------

TOTAL ASSETS                                                                    $53,734               $17,208
                                                                      ==================    ==================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
     Advances from officer                                                       $1,518                $1,518
                                                                      ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                         1,518                 1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                                1,268                 1,000
    Additional paid-in-capital                                                   79,820                23,400
    Accumulated Deficit                                                         (28,872)               (8,710)
                                                                      ------------------    ------------------
        Total Stockholders' Equity                                               52,216                15,690
                                                                      ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $53,734               $17,208
                                                                      ==================    ==================















See accompanying notes                F-2



                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                             STATEMENT OF OPERATIONS

               Three months ended December 31, 2000 and 1999, and
           Period from Inception (June 30, 1999) to December 31, 2000

                                                                                                   Period from
                                                                                                    Inception
                                                          Three months      Three months         (June 30, 1999)
                                                              ended             ended                  to
                                                          Dec 31, 2000      Dec 31, 1999          Dec 31, 2000
                                                        ------------------------------------    ------------------


REVENUE:
    Sales                                                          11,945             1,050               $15,744
                                                        ------------------------------------    ------------------
    Total revenue                                                 $11,945            $1,050               $15,744

COST OF SALES:                                                     10,153               682                13,091
                                                        ------------------------------------    ------------------

GROSS PROFIT                                                        1,792               368                 2,653

OPERATING EXPENSE:
    Depreciation and amortization                                   1,676               556                 7,247
    Rent - related party                                              600               600                 3,600
    Consulting - related party                                                                              1,500
    General and administrative                                     17,240                13                19,234
                                                        ------------------------------------    ------------------
        Total Operating Expense                                    19,516             1,169                31,581
                                                        ------------------------------------    ------------------

INCOME FROM OPERATIONS                                            (17,724)             (801)              (28,928)

OTHER INCOME:
    Interest income                                                    39                 1                    56
                                                        ------------------------------------    ------------------

NET LOSS                                                         ($17,685)            ($800)             ($28,872)
                                                        ====================================    ==================


Weighted average shares outstanding                             1,000,000         1,000,000             1,000,000
                                                        ====================================    ==================

LOSS PER SHARE                                                     ($0.02)           ($0.00)               ($0.00)
                                                        ====================================    ==================














See accompanying notes                F-3



                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)


            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
           Period from Inception (June 30, 1999) to December 31, 2000




                                                  Common                     Paid In         Accumulated
                                         Shares            Amount            Capital           Deficit                Total
                                    ------------------------------------------------------------------------    ------------------

Balance,
        June 30, 1999
        (date of inception)                       -0-               -0-               -0-               -0-                   -0-

Shares issued on
        July 1, 1999 for:
           Cash                               150,000               150               350                                     500
           Services                           450,000               450             1,050                                   1,500

       August 27, 1999 for:
           Cash                               400,000               400            19,600                                  20,000

Paid in capital by officer (rent)                                                   2,400                                   2,400

Net Loss                                                                                             (8,710)               (8,710)

                                    ------------------------------------------------------------------------    ------------------
Balance
        June 30, 2000                       1,000,000            $1,000           $23,400           ($8,710)              $15,690
                                    ========================================================================    ==================


Paid in capital by officer (rent)                                                     600                                     600

Net Loss - three months
      ended September 30, 2000                                                                       (2,477)               (2,477)

                                    ------------------------------------------------------------------------    ------------------
Balance
        September 30, 2000                  1,000,000             1,000            24,000           (11,187)               13,813


Sale of common stock                          268,300               268            55,220                                  55,488

Paid in capital by officer (rent)                                                     600                                     600

Net Loss - three months
      ended December 31, 2000                                                                       (17,685)              (17,685)

                                    ------------------------------------------------------------------------    ------------------
Balance
        December 31, 2000                   1,268,300             1,268            79,820           (28,872)               52,216
                                    ========================================================================    ==================




See accompanying notes                F-4



                           WHOLESALE ON THE NET, INC.
                          (a Development Stage Company)

                             STATEMENT OF CASH FLOWS

               Three months ended December 31, 2000 and 1999, and
           Period from Inception (June 30, 1999) to December 31, 2000

                                                                                                                   Period from
                                                                                                                    Inception
                                                                          Three months      Three months         (June 30, 1999)
                                                                              ended             ended                  to
                                                                          Dec 31, 2000      Dec 31, 1999          Dec 31, 2000
                                                                        ------------------------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     ($17,685)            ($800)             ($28,872)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Items not requiring cash - depreciation                             1,676               555                 7,246
                Items not requiring cash - rent - paid in capital                     600               600                 3,600
                Items not requiring cash - stock issued for services                                                        1,500
                Increase in current liabilities                                                         683                 1,518

                                                                        ------------------------------------    ------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                          (15,409)            1,038               (15,008)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                             (4,240)                                 (4,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                           55,488                 0                55,988
                                                                        ------------------------------------    ------------------
    Total cash flows from financing activities                                     55,488                 0                55,988

                                                                        ------------------------------------    ------------------

NET INCREASE IN CASH                                                              $35,839            $1,038               $36,490

CASH, BEGINNING OF PERIOD                                                             651               177                     0
                                                                        ------------------------------------    ------------------

CASH, END OF PERIOD                                                               $36,490            $1,215               $36,490
                                                                        ====================================    ==================



Note: Non-cash investing activity was incurred in August 1999 when the company issued common stock for the development of its website valued at $20,000.











See accompanying notes                F-5

                           WHOLESALE ON THE NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

                           WHOLESALE ON THE NET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


Note B - Web site:
------------------

The Company's primary asset is its web site which is the center of its operational and income generating activities for which it paid $20,000. The cost of the web site is being amortized over three years starting in December 1999 when it was completed.

Note C - Advances from officer:
-------------------------------

During the period from inception (June 30, 1999) through December 31, 2000, the President paid expenses ($1027 for product, $70 for domain registration, $331 for shipping and $90 for office supplies) on behalf of the Company for which he has not been repaid. The Company does not owe interest on these advances, and the advances are to be repaid when the Company makes a profit from operations. These amounts have been recorded as a current liability.

Note D - Stockholders' Equity:
------------------------------

Common Stock:
-------------
The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2000 and June 30, 2000, there were 1,268,300 and 1,000,000 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Note E - Income Taxes:
----------------------

The Company had a net operating loss of $28,872 since its inception. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $50,000 and a maximum of $1,000,000 which became effective on September 20, 2000. The Registrant has raised $117,075 under that registration statement and as of December 31, 2000 had sold 268,300 shares; the offering was cut off on January 18, 2001 after selling 468,300 shares at $0.25 per share.

The Registrant is engaged in the sale of products over the internet. At this time, framed art and air and water filters are sold. The funds raised in the offering have allowed us to start an advertising program and, at the end of the quarter, the results of that advertising were seen as orders were received. Our total sales for the quarter ended December 31, 2000 were $11,945 compared to sales of $1,050 for the same period in 1999. The expenses rose due to one time fees of $6,475 paid to get trading on the NASDAQ Bulletin Board (OTCBB symbol
WHSO) and advertising expenses of $10,000 which were available from the funds raised in the public offering.

Liquidity

The Registrant has liquid assets at December 31, 2000 of $36,490 compared with liquid assets of $853 at June 30, 2000 and $1,215 at December 31, 1999. This amount includes the funds raised in the offering described above and we will use the funds in accordance with our plan as outlined in the above mentioned registration statement.

The Registrant has minimal expenses and no commitments.

Capital Resources

The Registrant's capital resources have been generated from the sale of products through its web site and has capital resources generated from the sale of stock under its registration statement that became effective September 20, 2000.

There were no plans or requirements for purchase of capital items during the quarter for company purposes except for the computer equipment purchased in the amount of $4,240. The Registrant does not foresee any material capital purchase in the coming twelve months.

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

                                                    Wholesale On The Net, Inc.
                                                    ---------------------------
                                                     (Registrant)


                                                    BY:  /s/ Thomas Bieger
                                                         ---------------------
                                                          Thomas Bieger
                                                    Its: President and Secretary

DATE:   February 17, 2001
        Garland, Texas