Form 10QSB
period 2001-03-31
WICKLIFFE INTERNATIONAL CORP
filed 2001-05-15
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2001

                             Commission file number
                                    333-36522

                       Wickliffe International Corporation
                      (formerly Wholesale On The Net, Inc.)
                   -------------------------------------------
             (exact name of registrant as specified in its charter)


        Nevada                                                 75-2853946
-------------------------                                  ------------------
(State of Incorporation)                                      (IRS ID No.)


               13663 Jupiter Road, Suite 401, Dallas, Texas 75238
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 972-303-0405

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Shares of common stock outstanding at May 14, 2001

                                    1,544,150

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                     Page Number
                                                                   ------------

Item  1. Financial Statements                                         1 - 7

Item  2. Managements's Discussion and Analysis
         of Financial Condition and Results of Operations            8 - 11

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

                                 BALANCE SHEETS
                        March 31, 2001 and June 30, 2000


                                     ASSETS

                                                              Mar 31, 2001    Jun 30, 2000
                                                             ---------------  -------------

CURRENT ASSETS:
    Cash                                                        $48,863          $853

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $33)            4,457           244
    Website (net of accumulated amortization of $8,889)          11,111        16,111
                                                             ------------    ----------

TOTAL ASSETS                                                    $64,431       $17,208
                                                             ============    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Advances from officer                                       $1,518        $1,518
                                                             ------------    ----------
TOTAL CURRENT LIABILITIES                                         1,518         1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                1,468         1,000
    Additional paid-in-capital                                  130,220        23,400
    Accumulated Deficit                                         (68,775)       (8,710)
                                                             ------------    ----------
        Total Stockholders' Equity                               62,913        15,690
                                                             ------------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $64,431       $17,208
                                                             ============    ==========


                           See accompanying notes

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

                             STATEMENT OF OPERATIONS
                 Three months ended March 31, 2001 and 2000, and
                    Nine months ended March 31, 2001 and 2000


                                    Three months   Three months     Nine months    Nine months
                                        ended         ended            ended          ended
                                    Mar 31, 2001   Mar 31, 2000    Mar 31, 2001    Mar 31, 2000
                                    ------------- --------------   -------------  ---------------
REVENUE:
    Sales                                     0         530           $11,945        $1,580
                                    ------------  ------------    -------------- --------------
    Total revenue                            $0        $530           $11,945        $1,580

COST OF SALES:                                0         345            10,153         1,027
                                    ------------  ------------    -------------- --------------

GROSS PROFIT                                  0         185             1,792           553

OPERATING EXPENSE:
    Depreciation and amortization        16,676       1,667             5,027         2,222
    Rent - related party                    600         600             1,800         1,800
    Consulting - related party                                                        1,500
    General and administrative           22,665         516            55,110           922
                                    ------------ ------------    --------------- -------------
        Total Operating Expense          39,941       2,783            61,937         6,444
                                    ------------ ------------    --------------- -------------

INCOME FROM OPERATIONS                  (39,941)     (2,598)          (60,145)       (5,891)

OTHER INCOME:
    Interest income                          38           6                80             6
                                    ------------ ------------    --------------- -------------

NET LOSS                               ($39,903)    ($2,592)         ($60,065)      ($5,885)
                                    ============ ============    =============== =============


Weighted average shares outstanding   1,000,000   1,000,000         1,000,000     1,000,000
                                    ============ ============    =============== =============

LOSS PER SHARE                           ($0.04)     ($0.00)           ($0.00)       ($0.00)
                                    ============ ============    =============== =============


                             See accompanying notes

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
             Period from Inception (June 30, 1999) to March 31, 2001


                                             Common           Paid In      Accumulated
                                       Shares      Amount      Capital      Deficit      Total
                                      ---------  ----------  ----------   ------------- --------

Balance,
        June 30, 1999
        (date of inception)                 -0-        -0-           -0-         -0-          -0-

Shares issued on July 1, 1999 for:
           Cash                         150,000        150           350                      500
           Services                     450,000        450         1,050                    1,500

       August 27, 1999 for:
           Cash                         400,000        400        19,600                   20,000

Paid in capital by officer (rent)                                  2,400                    2,400

Net Loss                                                                      (8,710)      (8,710)
                                     -----------   --------     ----------   ---------    ---------
Balance
        June 30, 2000                 1,000,000     $1,000       $23,400     ($8,710)     $15,690
                                     ===========   ========     ==========   =========    =========

Paid in capital by officer (rent)                                  1,800                    1,800

Sale of common stock                    468,300        468       105,020                  105,488

Net Loss - six months                                                        (60,065)     (60,065)
                                     -----------   ---------    -----------  ---------    ---------
Balance
        September 30, 2000            1,468,300      1,468       130,220     (68,775)      62,913
                                     ===========   =========    ===========  =========    =========

                             See accompanying notes

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

                             STATEMENT OF CASH FLOWS
                 Three months ended March 31, 2001 and 2000, and
                    Nine months ended March 31, 2001 and 2000


                                                                  Three months  Three months     Nine months   Nine months
                                                                      ended        ended            ended         ended
                                                                  Mar 31, 2001  Mar 31, 2000    Mar 31, 2001   Mar 31, 2000
                                                                  ------------  --------------  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        ($39,903)      ($2,592)         ($60,065)      ($5,885)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
            Items not requiring cash - depreciation                    1,676         1,667             5,027         2,222
            Items not requiring cash - stock issued for services                                                   1,500
            Increase in current liabilities                                            434                           1,187
            Rounding                                                                     1                               1
                                                                  ------------  --------------    ------------   ----------
NET CASH (USED) BY OPERATING ACTIVITIES:                             (38,227)         (490)          (55,038)         (975)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                               (4,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                              50,000                        105,488           500
    Paid in capital by officer                                           600           600            1,800         1,800
                                                                  ------------  ---------------   -----------    ----------
    Total cash flows from financing activities                        50,600           600          107,288         2,300
                                                                  ------------  ---------------   -----------    ----------

NET INCREASE IN CASH                                                 $12,373          $110          $48,010        $1,325

CASH, BEGINNING OF PERIOD                                             36,490         1,215              853             0
                                                                  ------------  ---------------   -----------    ----------
CASH, END OF PERIOD                                                  $48,863        $1,325          $48,863        $1,325
                                                                  ============  ===============   ===========    ==========



Note: Non-cash investing activity was incurred in August 1999 when the company issued common stock for the development of its website valued at $20,000.


                             See accompanying notes
                                      F-4

                      WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------
History: The Company was organized June 30, 1999 under the name of Wholesale On The Net, Inc. in the State of Nevada. The Company changed its name to Wickliffe International Corporation in April 2001.

Basis of Accounting:
-------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
-------------------
Revenue is recognized when goods are shipped and invoiced. The Company will purchase goods and resell them; on these items revenue is booked at the full sales price and the respective cost of sales recorded. On items that are drop shipped by a manufacturer directly to a customer, the sale price less the cost of the item is recorded as income.

Cash and Cash Equivalents:
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
----------------------
Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates:
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly Wholesale On The Net, Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

Note B - Web site:
------------------
The Company's primary asset is its web site which is the center of its operational and income generating activities for which it paid $20,000. The cost of the web site is being amortized over three years starting in December 1999 when it was completed.

Note C - Advances from officer:
-------------------------------
During the period from inception ( June 30, 1999) through March 31, 2001, the President paid expenses ($1027 for product, $70 for domain registration, $331 for shipping and $90 for office supplies) on behalf of the Company for which he has not been repaid. The Company does not owe interest on these advances, and the advances are to be repaid when the Company makes a profit from operations. These amounts have been recorded as a current liability.

Note D - Stockholders' Equity:
-----------------------------
Common Stock:
The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2001 and June 30, 2000, there were 1,468,300 and 1,000,000 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Note E - Income Taxes:
----------------------
The Company had a net operating loss of $68,775 since its inception. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

Note F - Going Concern:
----------------------
The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, the Company may be unable to continue as a going concern.

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

The Registrant is engaged in the sale of products over the internet. At this time, framed art and air and water filters are sold. The funds raised in the offering have allowed us to start an advertising program and, as of March 31, 2001, the results from the program were very poor. In fact the Company used much of its funds in trying direct advertising and when the funds were running low, the Company decided to seek additional assets to enhance its ability to solicit customers.

In April of 2001, the Company entered into an Agreement whereby it would acquire hotels. As part of that Agreement, new directors were elected, the control of the Company changed and assets were transferred to the Company.

The following describes the business direction the Company is headed.

Business Profile
----------------
Wickliffe approaches the hotel industry with a unique perspective. That is, back to the basics of the word 'hospitality'. Instead of building an organization built on policy, it is our goal to establish one based upon philosophy. Too often the philosophy of having a spotlessly clean, well-maintained hotel that is also operated by incredibly friendly employees whose common goal is to provide exceptional guest service is forgotten. The "affordable' hotel experience in America has most commonly become a reflection of the 'fast food' industry. The roadsides are filled with chain hotels that share the same name and marketing, but too often do not share the same quality in the hotel's standards or operation. Central business districts on the other hand instantly conjure rates that cannot, by most travelers, be interpreted as truly 'affordable.'

All Wickliffe properties, whether they are owned and operated inside the Wickliffe corporate structure or operated as a franchisee, have the commitment of having personal management by the executive operating team. That is to say, there will never be a property that is not given true management review by those that are most responsible for the brand. Hands on management will ensure our success. Keeping our corporate officers and our property managers in a close working relationship with a common goal of being and having something special to offer our guests helps us build a solid operating foundation. By including every staff member as a critical role player, and building a complete team that is able to work through every challenge, our Company's philosophies become realized in our operation. Eliminating bureaucracy and establishing management by hands on involvement takes simple expenditures.

To be a member of the Wickliffe Management Team means the willingness to provide intense attention to all of the Wickliffe properties on a constant basis. One common error in the hotel industry is that when a property turns five or six years old, it is often allowed to deteriorate due to the owner's perception of its lackluster performance in the marketplace. It is the Wickliffe perception that many of these properties were built in the best locations, having been erected ahead of more recent construction. And, even though a property may be a little older in its competitive set, when properly managed, marketed, and serviced, it should have the potential to be the most profitable.

By developing a multi-tiered hospitality organization, Wickliffe properties can be represented on many levels and therefore exposed to a wider variety of potential guests. The most prominent level of operation will of course be the Wickliffe Hotel. Wickliffe Hotels are full service hotels that exist in central business districts and convention hubs. These are hotels that have 'four-diamond' amenities at a 'three-diamond' value. Complementary to a Wickliffe Hotel is a Wickliffe Resort. This embodies the same attitude of upgraded appointments at truly competitive value, however located in leisure markets, and/or encompassing resort features such as golf courses, beaches, spas, etc. The tier below Wickliffe Hotels is Wickliffe Inns. Again, full service hotels, but more accessible to the transient market, and established as value priced guestroom nights. More current facilities, either from new construction or renovation, can achieve "Select" status at the "Inn" level. Limited service Wickliffe Inns will be positioned as 'Express Inns."

Wickliffe has also developed and is implementing a strong in-house reservation system, which will be driven by our marketing plan and managed by Wickliffe team members. In addition to this, Wickliffe is developing a relationship with an outside reservation company to implement a global distribution symbol and partner with the world's travel agent networks. There are also developing relationships with wireless and Internet companies, which will facilitate cutting edge technology to service our potential guests, actual guests and the management of our properties.

Wickliffe seeks only high caliber management team members to make our philosophies become realized. It is our belief the hotel General Manager must be just that, a General Manager, not a hotel supervisor. As an executive, each hotel's General Manager must put quality, performance, and profitability into effect.

Financial planning and central accounting are keys to a property's success. Inside of the corporate support structure, the Management Team will have a variety of accounting and management support systems tailored to each hotel's specific needs. Also, inside the corporate structure, the Management Team will provide intensive training to all levels of staff members to ensure high levels of productivity in all phases of hotel operations. Wickliffe is developing a comprehensive supervisor and employee training program in which all employees are required to participate on individualized and departmental levels on a regular and on an as-needed basis.

Portfolio Development
---------------------
Wickliffe has under contract, or is in serious negotiations on, properties containing over 4,000 guestrooms. The hotel types are a broad scale ranging from full service very large hotels in key locations of major cities to resort locations and pinnacle hotels in secondary markets. All of which will be corporately owned and operated by the Wickliffe Management Team.

The founding family of officers also has two supporting companies that are internal partner organizations that help to facilitate the Wickliffe portfolio development. Wilkerson Consulting, Inc. maintains the necessary relationships to facilitate property sales and acquisitions, and to obtain financing for renovations, expansions, and new hotel ventures. Wilkerson Group, Inc. is a project management team established to restore renovated hotels of various sizes and types and can act as developer representation for construction from the ground up if so contracted. The team is experienced in all aspects of hotel development that includes market research and financing, and can coordinate guideline compliance and is affiliated with purchasing agencies that have a long history of volume procurement to allow property developers to enjoy significant cost reductions.

There are four major components to Wickliffe's future plans:

     1. The internal Wickliffe business plan is to continue to use our public company to purchase hospitality properties. Wickliffe primarily seeks to acquire properties, which can be purchased by using convertible debentures, or merging the corporate structure with a tax-free stock exchange allowing the seller to become a shareholder. This acquisition method allows Wickliffe to bring a property into the portfolio in an equity position assuming or refinancing any existing first mortgage the property might have.

     2. Wickliffe is also developing standards and guidelines to allow the opportunity to franchise the name so that independent properties, properties changing brands, and developers of properties will be able to profit from the Wickliffe strategy.

     3. Manage and develop properties outside the ownership portfolio.

     4. Related acquisitions of businesses that will enhance and complement our basic corporate philosophy.

Liquidity

The Registrant had liquid assets at March 31, 2001 of $48,863 compared with liquid assets of $853 at June 30, 2000 and $36,490 at December 31, 2000. This amount includes the funds raised in the offering described above and used mostly for advertising. As of the date of this filing, all the funds had been used on advertising and minimal overhead expenses.

Capital Resources

The Registrant expects to generate working capital through the managing of its hotel properties. The next two quarters are during the heavy traveling season.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Wickliffe International Corporation
                                     (Registrant)


                                     BY:  /s/ Gary Bell
                                          ---------------------
                                           Gary Bell
                                     Its: President

DATE:   May 14, 2001
        Dallas, Texas