Form 10KSB
period 2001-06-30
WICKLIFFE INTERNATIONAL CORP
filed 2001-10-12
CIK 1113643

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Fiscal Year Ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period From ___________ to_____________.

                         Commission File No.: 333-36522

                      Wickliffe International Corporation.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         75-2853946
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organization)


           6660 N. Central Expressway, Suite 560, Dallas, Texas 75206
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (214) 800-2842
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act

None

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes  X   No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $69,405 as of October 12, 2001. The Registrant does not have any outstanding non-voting equity.

On October 12, 2001, the Registrant had outstanding 1,630,950 shares of voting Common Stock, $.001 par value.

                                      INDEX
                                   FORM 10-KSB
                             YEAR-ENDED May 31, 2001

Item      Description                                                    Page
                                                                         Number
                                                                        --------
1       Description of Business...............................................3
2       Properties............................................................3
3       Legal Proceedings.....................................................3
4       Submission of Matters to Vote of Security Holders.....................4
5       Market for Registrants Common Equity and Related
        Stockholder Matters...................................................4
6       Management's Discussion and Analysis or Plan of Operations............4
7       Financial Statements..................................................5
8       Changes in and Disagreements with Accountants on Accounting
        And Financial Disclosure..............................................5
9       Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act.....................7
10      Executive Compensation................................................7
11      Security Ownership of Certain Beneficial Owners and Management........8
12      Certain Relationships and Related Transaction.........................8
13      Exhibits and Reports on Form 8-K......................................9
        Signatures............................................................9
        Financial Statements................................................F-1

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

         Wickliffe International Corporation (formerly Wholesale on the Net, Inc.) referred to as (the "Company") was incorporated on June 30, 1999 under the laws of the State of Nevada. The original business purpose of the Company was to develop and sell business products over the Internet. In April 2001, the Company entered into a stock purchase agreement to acquire certain trademarks and control of a hotel. As of September 18, 2001, the transfer of the Inn was not completed. The Company plans on operating hotels and resorts under the mark "Wickliffe."

         The Company is currently in negotiations on properties containing over 4,000 guestrooms. The hotels contemplated range from full service very large hotels in key locations of major cities to resort locations and pinnacle hotels in secondary markets.

         The founding family of officers also has two supporting companies that are internal partner organizations that are expected to help to facilitate the Company's portfolio development. Wilkerson Consulting, Inc., which is owned by the Wickliffe Trust of whom Charles Wilkerson is the beneficiary owner, maintains the necessary relationships to facilitate property sales and acquisitions, and to obtain financing for renovations, expansions, and new hotel ventures. Wilkerson Group, Inc., a company with which C. Keith Wilkerson, II is the beneficial owner, is a project management team established to restore renovated hotels of various size and types and can act as developer representation for construction from the ground up if so contracted. The team is experienced in all aspects of hotel development that includes market research and financing, and can coordinate guideline compliance and is affiliated with purchasing agencies that have a long history of volume procurement to allow property developers to enjoy significant cost reductions.

There are four major components to the Company's future plans:

1. The Company's business strategy is to utilize its securities, which are publicly-traded, to purchase hospitality properties. The Company primarily seeks to acquire properties, which can be purchased by using convertible debentures, or merging hospitality properties with the Company via a tax-free stock exchange allowing the seller to become a shareholder of the Company. This acquisition method allows the Company to bring a property into the portfolio in an equity position assuming or refinancing any existing first mortgage the property might have.

2. The Company is also developing standards and guidelines to allow it the opportunity to franchise the name "Wickliffe" so that independent properties, properties changing brands, and developers of properties will be able to profit from the Company's strategy.

3.   Manage and develop properties outside the ownership portfolio.

4. Related acquisitions of businesses that will enhance and complement our basic corporate philosophy.

Employees

     As of October 12, 2001 the Company did not employ any personnel.

ITEM 2. - PROPERTIES

     The Company shares office space with Tour Group and does not pay any rent for the utilization of such office space. The Company has the right to utilize this office space through December 31, 2001.

ITEM 3. - LEGAL PROCEEDINGS

     The Company is not involved in any lawsuits and is not aware of any pending litigation.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the 4th quarter of the fiscal year.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's common stock trades on the OTC Bulletin Board under the symbol "WICK". Prior to February 2001, there was no trading activity in the Company's common stock. The following chart represents the closing high and low bid price for each fiscal quarter beginning with the quarter ended March 31, 2001.

                                          High               Low
                                          ----               ---
Quarter ended March 31, 2001 (3)         $1.625             $.70
Quarter ended June 30, 2001 (4th)         $1.10             $.25

     As of October 12, 2001, the Company's common stock was held of record by 66 persons.

     The Company has never paid a cash dividend. Any dividends in the future will be dependent on the Company's profitability, its need for working capital, the Company's strategic objectives and other factors within the direction of the Board of Directors.

     During the quarter ended June 30, 2001, the Company issued an aggregate of 60,000 shares to two individuals for legal servies and marketing services. In addition, the Company issued 85,000 shares to an investor for $8,500.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Wickliffe International Corporation (the "Company") plans on operating hotels and resorts under the mark "Wickliffe".

YEAR ENDED JUNE  30, 2001 COMPARED TO THE YEAR ENDED JUNE  30, 2000

Net revenues for the year ended June 30, 2001 increased by $8,146 or 214% to $11,945 from $3,799 for the corresponding period of the prior year.

General and administrative expenses for the year ended June 30, 2001 increased by $129,852 or 1,355% to $139,435 from $9,583 for the corresponding period of the prior year. The increase is attributable to an increase in professional fees and advertising expenses associated with the former business.

Net loss for the year ended June 30, 2001, increased by $139,964 to $148,674 from $8,710 for the corresponding period of the prior year.

Liquidity and Capital Resources

At June 30, 2001 the Company had working capital of $6,547 and did not have any cash on hand.

Net cash used in operating activities increased to $(102,095) from cash used in operations of $(3,315) for the corresponding period of the prior year. This change resulted primarily from the increase in the net loss which was partially offset by common stock issued for services, an impairment loss and depreciation and amortization.

Cash flows from investing activities decreased from $ (20,250) for the year ended June 30, 2000 to $(4,246) for the year ended June 30, 2001. The cash flows from investing activities related to the purchase of property and equipment.

Cash provided by financing activities rose from 24,418 for the year ended June 30, 2000 to 105,488 for the year ended June 30, 2001. The increase related to the issuance of common stock.

The Company has not generated sufficient funds from its operations to finance its growth. The Company is contemplating either a debt or equity offering during the year ending December 31, 2001.

Factors That May Affect Future Results.

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances occurring after the date such statements were made or to reflect the occurrence of unanticipated events. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to the following:

Capital Needs - The Company does not have any capital with which to operate. To the extent the Company operates hotels and resorts, it is likely the Company will need to access outside sources of financing. There can be no assurance that any such financing will be available or if such financing is available, it may involve issuing securities senior to the Common Stock or equity financings which are dilutive to holders of the Common Stock.

Dependence on Key Personnel - The Company's performance is substantially dependent on the performance of its officers. The loss of the services of its officers could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that the Company will be able to retain or motivate other highly qualified technical and managerial personnel in the future.

Intense Competition - The market for hotels and resorts is highly competitive and lacks significant barriers to entry. The Company expects competition to intensify in the future. Numerous well-established companies are focusing significant resources on operating hotels and resorts that will compete with the Company's future operating hotels and resorts. There can be no assurance that the Company will be able to compete successfully or that competitive pressures, including possible downward pressure on the prices it charges for its products and services, will not adversely affect its business, results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements of the Company, together with the independent auditors' report thereon of Malone & Bailey, PLLC appear on pages F-1 through F-7 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 5, 2001, the client-auditor relationship between Wickliffe International Corporation, formerly Wholesale on the Net, Inc. (the "Company") and Charles Smith ("Smith") ceased as Smith resigned as the Company's auditor.

         To the knowledge of the Company's current Board of Directors, Smith's report of the financial statements of the Registrant for the period from inception in June 1999 through the fiscal year ended June 30, 2000, and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, the Company received a going concern opinion for the fiscal year ended June 30, 2000.

         During the audit of the Company's financial statements for the period from inception in June 1999 through the fiscal year ended June 30, 2000, Smith did not have any disagreements with the Company.

         On September 4, 2001, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended June 30, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the typed of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers currently serving the Company are as follows:

 Name                     Age              Positions Held and Tenure
------                   -----            ---------------------------
Gary Bell                 31               President and Director
Keith D. Newton           33               Secretary, Treasurer and Director
C. Keith Wilkerson, II    31               Vice President and Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. Gary Bell, Keith D. Newton, C. Keith Wilkerson II and Charles Wilkerson are related parties.

Biographical Information

     Gary Bell has served as the President and Director of the Company since April 2001. Mr. Bell founded the Company through his initial investment. Mr. Bell served as an entrepreneur prior to development, marketing and team building. Mr. Bell is educated in business management and being self-employed for the majority of his working career, he has developed the skills which the Company believes are necessary to analyze an investment and to evaluate its reparation and renovation needs to be a successful asset to the Company's portfolio.

     Keith D. Newton has served as the Secretary, Treasurer and Director of the Company since April 2001. Mr. Newton received his education in business administration and management from McNeese State University, and has experience in retail management including regional representation for fine retailers. Being familiar with budgets and the financial concerns of high volume sales and operations, Mr. Newton has assumed the role of supervising and managing the Company's finances.

     C. Keith Wilkerson, II has served as Vice President and Director of the Company since April 2001. Prior to joining Mr. Bell in the conception of the Company, Mr. Wilkerson established a company that provides project management services to hotel developers and investors, assisting in high-end hotel construction, renovation, and installation. Mr. Wilkerson is a decorated veteran of the United States Air Force, and has earned a Masters Degree in Educational Administration from Faith Baptist College. After leaving the armed forces of the United States, the next five years of his work experience were spent teaching and coaching at the collegiate level. Through a series of events Mr. Wilkerson was recruited by two separate hotelier's and has a distinguished operational record in the managing of upscale hotel properties.

ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers received compensation from the Company during the fiscal year of 2001. Thomas Bieger, the Company's former president, received 600,000 shares of our Common Stock for $2,000, composed of $500 cash and $1,500 of services during the fiscal year of 2000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of October 12, 2001 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name                               Number of shares                Percent of
and Address(1)                     Owned Beneficially              Class Owned
---------------                    -------------------             ------------

Gary Bell                                    0                              0

Keith D. Newton                              0                              0

C. Keith Wilkerson, II                       0                              0

Charles Wilkerson                    1,000,000                          61.3%

Wilkerson Consulting, Inc.(2)        1,000,000                          61.3%

All Officers and directors
as a group (3 in number)                     0                              0

(1) The business address is the same as the address of the Company's principal executive offices.

(2) Is owned by the Wickliffe Trust of which Charles Wilkerson is the beneficial owner.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On April 2, 2001, Wilkerson Consulting, Inc., which is owned by The Wickliffe Trust of whom Charles Wilkerson is the beneficiary owner, acquired 500,000 shares of the Company's stock out of the Company's then 1,468,300 issued and outstanding shares. On April 6, 2001, the Company effected a reverse split on a 1:2 basis. Following the reverse split, Wilkerson Consulting received 750,000 shares of the Company in consideration for the mark Wickliffe, the Wickliffe logo and the following trademarks: Wickliffe Hotel, Wickliffe Select Inn, Wickliffe Express Inn and Wickliffe Resorts. In addition, Wilkerson Consulting agreed to transfer and convey the Garland Wickliffe Inn which it has not transferred as of October 12, 2001. Following this transaction, Wilkerson Consulting owns 1,000,000 shares of the Company's issued and outstanding shares.

Indemnification of Officers and Directors

         The Company's Articles of Incorporation provide that the Company will indemnify its directors and officers to the full extent provided by the laws of the State of Nevada against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. In addition, the Company may advance expenses of such nature on any other terms and/or in any other manner authorized by law.

Exclusion of Liability

         Pursuant to the Nevada General Corporation Law, the Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, any transaction from which a director receives an improper personal benefit, or for any acts or omission occurring prior to their directorship.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.                     Document

   3.1   Articles of Incorporation  (incorporated by reference to
         Form  SB-1  filed  with  the   Securities  and  Exchange
         Commission on behalf of the Company on May 8, 2000)

   3.2 Bylaws (incorporated by reference to Form SB-1 filed with the Securities and Exchange Commission on behalf of the Company on May 8, 2000).

   10.7 Stock Purchase Agreement between the Company and Wilkerson Consulting, Inc. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on behalf of the Company on April 18, 2001).

         (b)    Reports on Form 8-K

         On April 18, 2001, the Company filed a report on Form 8-K relating to a change in control of the Company whereby Wilkerson Consulting, Inc., became the owner of 1,000,000 shares of our stock following a 1:2 reverse stock split. In addition, Gary W. Bell, C. Keith Wilkerson, II, and Keith D. Newton were elected as directors and officers and Thomas Bieger was removed as director, president and secretary.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Wickliffe International Corporation

                                  By: /s/ Gary Bell
                                     -------------------------------------------
                                      Gary Bell
                                      (Principal Executive Officer and Director)
Date: October 12, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Name                        Title                                Date
------                      -------                              -------

/s/ Gary Bell
--------------------------  President and Director              October 12, 2001
Gary Bell


/s/ Keith D. Newton
--------------------------  Secretary, Treasurer and Director   October 12, 2001
Keith D. Newton


/s/ C. Keith Wilkerson, II  Vice President and Director         October 12, 2001
--------------------------
C. Keith Wilkerson, II

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Wickliffe International Corporation (formerly Wholesale on the Net, Inc.)

We have audited the accompanying balance sheet of Wickliffe International Corporation (a development stage company) (formerly Wholesale on the Net, Inc.) as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wickliffe International Corporation (formerly Wholesale on the Net, Inc.) as of June 30, 2001, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Malone & Bailey, PLLC
Houston, Texas

September 18, 2001

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly WHOLESALE ON THE NET, INC.)
                                  BALANCE SHEET

                                                         June 30,
                                                          2001
                                                      --------------
                             ASSETS

Current assets
  Prepaid expenses                                           $8,065
                                                      --------------
    Total current assets                                      8,065
Equipment, net of accumulated depreciation of $33             4,457
                                                      --------------
                                                           $ 12,522
                                                      ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to affiliate                                           $1,518
                                                      --------------
    Total current liabilities                                 1,518
                                                      --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 25,000,000 shares
  Authorized, 1,630,950 shares issued and outstanding         1,631
Additional paid-in capital                                  166,757
Accumulated deficit                                        (157,384)
                                                      --------------
  Total Stockholders' Equity                                 11,004
                                                      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 12,522
                                                      ==============
    See accompanying summary of accounting policies and notes to consolidated financial statements.

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly WHOLESALE ON THE NET, INC.)
                             STATEMENT OF OPERATIONS

                                          For the Year Ended June 30,
                                    ---------------------------------------
                                         2000                  2001
                                    -----------------    ------------------

Revenues                                     $ 3,799              $ 11,945
Cost of revenues                               2,938                10,153
                                    -----------------    ------------------
Gross margin                                     861                 1,792
General and administrative                     9,583               139,435
Impairment loss                                    -                11,111
                                    -----------------    ------------------
Loss from operations                          (8,722)             (148,754)

Interest income                                   12                    80

                                    -----------------    ------------------
Net loss                                     $(8,710)            $(148,674)
                                    =================    ==================

Net loss per share:
  Basic and diluted                          $ (0.02)              $ (0.18)
                                    =================    ==================

Weighted average shares outstanding:
  Basic and diluted                          500,000               825,437
                                    =================    ==================




    See accompanying summary of accounting policies and notes to consolidated financial statements.

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly WHOLESALE ON THE NET, INC.)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                        For the Year Ended June 30, 2001

                                                               Additional       Accumulated
                                              Common stock     paid-in capital   deficit
                                      ------------------------ ---------------  ------------
                                        Shares       Amount
                                      -------------  --------- ---------------  ------------

Issuance of common stock for              300,000      $ 300      $ 1,700             $  -
services to founder
Issuance of common stock for web site
                                          200,000        200       19,800                -
Expenses paid by officer                        -          -        2,400                -
Net loss                                        -          -            -           (8,710)
                                      -------------  --------- ------------     ------------

Balance at June 30, 2000                  500,000        500       23,900           (8,710)
Sale of common stock                      234,150        234      105,254                -
Issuance of common stock for services
                                          146,800        147       36,553                -
Issuance of common stock in
connection with stock purchase
agreement                                 750,000        750       92,250                -
Assets to be received in connection
with stock purchase agreement
                                                -          -      (93,000)               -
Expenses paid by officer                        -          -        1,800                -
Net loss                                        -          -            -         (148,674)
                                      -------------  --------- ------------     ------------

Balance at June 30, 2001                1,630,950     $1,631    $ 166,757        $(157,384)
                                      =============  ========= ============     ============


    See accompanying summary of accounting policies and notes to consolidated financial statements.

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly WHOLESALE ON THE NET, INC.)
                             STATEMENT OF CASH FLOWS






                                                     For the Year Ended June 30,
                                                     ---------------------------
                                                         2000             2001
                                                     -----------       ---------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                $ (8,710)     $(148,674)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                            3,895          5,033
  Expenses paid by shareholder                                 -          1,800
  Impairment loss                                              -         11,111
  Common stock issued for services                         1,500         28,635
Changes in current assets and liabilities:
                                                    -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                     (3,315)      (102,095)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                    -------------  -------------
  Purchase of property and equipment                     (20,250)        (4,246)
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITES:
Advances from stockholders                                 1,518              -
Issuance of common stock, net of expenses                 22,900        105,488
                                                    -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 24,418        105,488
                                                    -------------  -------------

NET INCREASE (DECREASE) IN CASH                              853           (853)
Cash, beg. of period                                           -            853
                                                    -------------  -------------
Cash, end of period                                        $ 853           $  -
                                                    =============  =============

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                       WICKLIFFE INTERNATIONAL CORPORATION
                      (formerly WHOLESALE ON THE NET, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Wickliffe International Corporation (formerly Wholesale on the Net, Inc.) referred to as the "Company") was incorporated on June 30, 1999 under the laws of the state of Nevada. The original business purpose of the Company was to develop and sell business products over the Internet. The Company entered into a stock purchase agreement to acquire certain trademarks and control of a hotel. As of September 18, 2001 the transfer of the Inn was not completed. The Company plans on operating hotels and resorts under the mark "Wickliffe."

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Impairment

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company impaired the web site that was designed for Wholesale on the Net in the 4th quarter in 2001 and recorded an impairment loss of $11,111.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has amounts due to the former founder. The amounts are unsecured and there are no payment terms.

NOTE 3 - STOCK SPLIT

On April 6, 2001, the Company effected a reverse stock split on a 1:2 basis. Accordingly, all amounts have been adjusted to reflect the stock split on a retroactive basis.

NOTE 4 - STOCK PURCHASE AGREEMENT

The Company entered into a stock purchase agreement to issue 750,000 shares of its common stock to Wilkerson Consulting, Inc. for the mark Wickliffe, the Wickliffe logo and the following trademarks: Wickliffe Hotel, Wickliffe Select Inn, Wickliffe Express Inn and Wickliffe Resorts. In addition, Wilkerson Consulting, Inc. agreed to transfer and convey the Garland Wickliffe Inn. As of September 18, 2001 the Garland Wickliffe Inn ("Garland") had not been transferred and management determined the transfer of the Garland would not occur. Wilkerson Consulting, Inc. is in the process of identifying an appropriate asset to complete the stock purchase. The Company issued the 750,000 shares in connection with the agreement, but has not received the assets. The Company valued the shares at $0.12 per share or $93,000 and recorded a debit and credit in stockholders' equity. When the assets are contributed, the Company will reverse the debit and record the asset at its fair market value.