Form 10QSB
period 2001-09-30
WICKLIFFE INTERNATIONAL CORP
filed 2001-11-19
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          September 30, 2001

Commission file number:         333-36522

                       Wickliffe International Corporation
                 -----------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                            75-2853946
-----------------------                                 ------------
(State of Incorporation)                                (IRS ID No.)


              6060 N. Central Expressway, Suite 560, Dallas, Texas     75206
              ----------------------------------------------------  ----------
                    (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code: 214-800-2842

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [x] No [ ].


Shares of common stock outstanding at September 30, 2001:

                                                     1,630,950

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.       Financial Statements - Such statements have been
               reviewed by an independent public accountant            1 - 4

Item  2.       Managements's Discussion and Analysis
               of Financial Condition and Results of Operations        5 - 6


PART II - OTHER INFORMATION                                               7




             WICKLIFFE INTERNATIONAL CORPORATION

                       BALANCE SHEETS
            September 30, 2001 and June 30, 2001



                           ASSETS
                           ------
                                                                  Sept 30, 2001
                                                                   (Unaudited)          June 30, 2001
                                                                ------------------    ------------------

CURRENT ASSETS:
    Prepaid assets                                                         $2,065                $8,065

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $257)                     4,233                 4,457

                                                                ------------------    ------------------

TOTAL ASSETS                                                               $6,298               $12,522
                                                                ==================    ==================



            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

LIABILITIES
     Accounts payable                                                      $1,200                    $0
     Advances from officer                                                  1,518                 1,518
                                                                ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                   2,718                 1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                          1,631                 1,631
    Additional paid-in-capital                                            168,507               166,757
    Accumulated Deficit                                                  (166,558)             (157,384)
                                                                ------------------    ------------------
        Total Stockholders' Equity                                          3,580                11,004
                                                                ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $6,298               $12,522
                                                                ==================    ==================
















See accompanying notes to interim condensed financial statements             F-1



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
                 Three months ended September 30, 2001 and 2000



                                                   Three months          Three months
                                                       ended                 ended
                                                   Sept 30, 2001         Sept 30, 2000
                                                    (Unaudited)           (Unaudited)
                                                 ------------------    ------------------
REVENUE                                                         $0                    $0

COST OF SALES                                                    0                     0
                                                 ------------------    ------------------

GROSS PROFIT                                                     0                     0

OPERATING EXPENSE:
    Depreciation and amortization                              224                 1,676
    Rent - related party                                                             600
    General and administrative                               8,950                   205
                                                 ------------------    ------------------
        Total Operating Expense                              9,174                 2,481
                                                 ------------------    ------------------

LOSS FROM OPERATIONS                                        (9,174)               (2,481)

OTHER INCOME:
    Interest income                                                                    4
                                                 ------------------    ------------------

NET LOSS                                                   ($9,174)              ($2,477)
                                                 ==================    ==================


Weighted average shares outstanding                      1,630,950             1,000,000
                                                 ==================    ==================

LOSS PER SHARE                                              ($0.01)               ($0.00)
                                                 ==================    ==================















See accompanying notes to interim condensed financial statements             F-2




                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                 Three months ended September 30, 2001 and 2000



                                                              Three months          Three months
                                                                  ended                 ended
                                                              Sept 30, 2001         Sept 30, 2000
                                                               (Unaudited)           (Unaudited)
                                                            ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          ($9,174)              ($2,477)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation                                              224                 1,676
                Increase in current liabilities                         1,200
                Decrease in current prepaid expenses                    6,000
                                                            ------------------    ------------------
NET CASH USED BY OPERATING ACTIVITIES:                                 (1,750)                 (801)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid in capital by officer                                          1,750                   600
                                                            ------------------    ------------------
    Total cash flows from financing activities                          1,750                   600

                                                            ------------------    ------------------

NET INCREASE IN CASH                                                       $0                 ($201)

CASH, BEGINNING OF PERIOD                                                   0                   852
                                                            ------------------    ------------------

CASH, END OF PERIOD                                                        $0                  $651
                                                            ==================    ==================



















See accompanying notes to interim condensed financial statements             F-3

                       WICKLIFFE INTERNATIONAL CORPORATION

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

Note A - Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three months ended September 30, 2001 and 2000, and the statements of cash flows for the three months ended September 30, 2001 and 2000 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2001 Form 10-KSB.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.


Plan of Operations

The Registrant in April 2001 entered into an Agreement to purchase shares and change it business direction to purchase and operate hotels. The economic conditions in the United States changed at about the same time and lenders became wary of lending in the hospitality industry. Although those conditions were settling down, the events of September 11, 2001 gave the Company both positive and negative signs. The negative signs were that hospitality properties took a severe economic "hit" as people became more likely to stay at home and not travel. The positive signs were that lenders and owners are now more than ever willing to deal, trade and sell with little if any cash changing hands. We therefore see a more positive outlook than before for the Company purchasing assets soley for stock rather than having to raise capital to offer cash for those hospitality properties.

Business

         Wickliffe International Corporation referred to as (the "Company") was incorporated on June 30, 1999 under the laws of the State of Nevada. The original business purpose of the Company was to develop and sell business products over the Internet. In April 2001, the Company entered into a stock purchase agreement to acquire certain assets to change industries; the Company plans on operating hotels and resorts.

         The Company is currently in negotiations on properties containing over 2,500 guestrooms. The hotels under negotiation are established hotels in higher traffic locations and major markets.

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

2. The Company is also developing standards and guidelines to allow it the opportunity to establish a trademarked name and franchise that name so that independent properties, properties changing brands, and developers of properties will be able to profit from the Company's strategy.

3.  Manage and develop properties outside the ownership portfolio.

4. Related acquisitions of businesses that will enhance and complement our basic corporate philosophy.


Employees

As of November 12, 2001 the Company did not employ any personnel.

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

                                             Wickliffe International Corporation
                                             -----------------------------------
                                              (Registrant)


                                             BY:  /s/ Gary Bell
                                                  -----------------------
                                                      Gary Bell
                                             Its: President and Secretary

DATE:   November 14, 2001
            Dallas, Texas