Form 10QSB
period 2001-12-31
WICKLIFFE INTERNATIONAL CORP
filed 2002-02-14
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:   December 31, 2001

Commission file number:  333-36522

                       Wickliffe International Corporation
                 -----------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                       75-2853946
-----------------------                                             ----------
(State of Incorporation)                                           (IRS ID No.)


             709-B West Rusk, Suite 580, Rockwall, Texas   75087
             -------------------------------------------  --------
             (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code:  214-212-2307

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at December 31, 2001:

                                                     1,630,950

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.      Financial Statements - Such statements have been
              reviewed by an independent public accountant                 1 - 4

Item  2.      Managements's Discussion and Analysis
              of Financial Condition and Results of Operations             5


PART II - OTHER INFORMATION                                                6



                       WICKLIFFE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS
                       December 31, 2001 and June 30, 2001



                                     ASSETS
                                     ------
                                                                      Dec 31, 2001
                                                                       (Unaudited)      June 30, 2001
                                                                    ------------------------------------

CURRENT ASSETS:
    Prepaid assets                                                                 $0            $8,065

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $480)                         4,010             4,457

                                                                    ------------------------------------

TOTAL ASSETS                                                                   $4,010           $12,522
                                                                    ====================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
     Accounts payable                                                          $1,326                $0
     Advances from officer                                                      2,118             1,518
                                                                    ------------------------------------
TOTAL CURRENT LIABILITIES                                                       3,444             1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                              1,631             1,631
    Additional paid-in-capital                                                168,507           166,757
    Accumulated Deficit                                                      (169,572)         (157,384)
                                                                    ------------------------------------
        Total Stockholders' Equity                                                566            11,004
                                                                    ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $4,010           $12,522
                                                                    ====================================
















See accompanying notes to interim condensed financial statements             F-1



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
              Three and Six Months ended December 31, 2001 and 2000



                                           Three months       Six months       Three months       Six months
                                               ended             ended             ended             ended
                                           Dec 31, 2001      Dec 31, 2001      Dec 31, 2000      Dec 31, 2000
                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                        ----------------------------------------------------------------------


REVENUE                                              $0                $0           $11,945           $11,945

COST OF SALES                                         0                 0            10,153            10,153
                                        ----------------------------------------------------------------------

GROSS PROFIT                                          0                 0             1,792             1,792

OPERATING EXPENSE:
    Depreciation and amortization                   224               447             1,676             1,676
    Rent - related party                                                                600               600
    General and administrative                    2,791            11,741            17,240            19,719
                                        ----------------------------------------------------------------------
        Total Operating Expense                   3,015            12,188            19,516            21,995
                                        ----------------------------------------------------------------------

LOSS FROM OPERATIONS                             (3,015)          (12,188)          (17,724)          (20,203)

OTHER INCOME:
    Interest income                                                                      39                42
                                        ----------------------------------------------------------------------

NET LOSS                                        ($3,015)         ($12,188)         ($17,685)         ($20,161)
                                        ======================================================================


Weighted average shares outstanding           1,630,950         1,630,950         1,000,000         1,000,000
                                        ======================================================================

LOSS PER SHARE                                   ($0.00)           ($0.01)           ($0.02)           ($0.02)
                                        ======================================================================















See accompanying notes to interim condensed financial statements             F-2



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                   Six months ended December 31, 2001 and 2000



                                                                      Six Months        Six Months
                                                                         ended             ended
                                                                     Dec 31, 2001      Dec 31, 2000
                                                                      (Unaudited)       (Unaudited)
                                                                ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             ($12,188)         ($20,161)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                                   447             3,350
                Increase in current liabilities                             1,926
                Decrease in current prepaid expenses                        8,065
                                                                ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                     (1,750)          (16,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                       (4,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                     55,488
    Paid in capital by officer                                              1,750             1,200
                                                                ------------------------------------
    Total cash flows from financing activities                              1,750            56,688

                                                                ------------------------------------

NET INCREASE IN CASH                                                           $0           $35,637

CASH, BEGINNING OF PERIOD                                                       0               853
                                                                ------------------------------------

CASH, END OF PERIOD                                                            $0           $36,490
                                                                ====================================

















See accompanying notes to interim condensed financial statements             F-3

                       WICKLIFFE INTERNATIONAL CORPORATION

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of December 31, 2001, the related condensed statements of operations for the three and six months ended December 31, 2001 and 2000, and the statements of cash flows for the six months ended December 31, 2001 and 2000 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operations

         The Registrant continues to search for hospitality properties and believes it can purchase assets soley for stock rather than having to raise capital to offer cash for those hospitality properties.

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

As of February 11, 2002 the Company did not employ any personnel.

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

         None.

Item 6.      Exhibits and Reports on Form 8-K.

         On January 28, 2002, an 8-K was filed to disclose a change in the control of the company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Wickliffe International Corporation
                                        -----------------------------------
                                         (Registrant)


                                        BY:  /s/ Charles Smith
                                             ---------------------
                                                 Charles Smith
                                        Its: President and Secretary

DATE:   February 13, 2002
        Rockwall, Texas