Form 10QSB
period 2002-03-31
WICKLIFFE INTERNATIONAL CORP
filed 2002-05-15
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:      March 31, 2002

Commission file number:     333-36522

                       WICKLIFFE INTERNATIONAL CORPORATION
                 -----------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                     75-2853946
-----------------------                                           ----------
(State of Incorporation)                                         (IRS ID No.)


                709-B West Rusk, Suite 580, Rockwall, Texas        75087
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


Shares of common stock outstanding at March 31, 2002:

                                                     1,669,180

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






                       WICKLIFFE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS
                        March 31, 2002 and June 30, 2001



                           ASSETS
                           ------
                                                                      March 31, 2002
                                                                        (Unaudited)     June 30, 2001
                                                                     --------------------------------

CURRENT ASSETS:
    Prepaid assets                                                              $0            $8,065

PROPERTY AND EQUIPMENT:
    Equipment (net of accumulated depreciation of $703)                      3,787             4,457

                                                                     --------------------------------

TOTAL ASSETS                                                                $3,787           $12,522
                                                                     ================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
     Accounts payable                                                       $2,538                $0
     Advances from officer                                                   2,391             1,518
                                                                     --------------------------------
TOTAL CURRENT LIABILITIES                                                    4,929             1,518

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                           1,669             1,631
    Additional paid-in-capital                                             172,277           166,757
    Accumulated Deficit                                                   (175,088)         (157,384)
                                                                     --------------------------------
        Total Stockholders' Equity                                          (1,142)           11,004
                                                                     --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $3,787           $12,522
                                                                     ================================
















See accompanying notes to interim condensed financial statements             F-1




                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
               Three and Nine Months ended March 31, 2002 and 2001



                                          Three months       Nine months      Three months       Nine months
                                              ended             ended             ended             ended
                                         March 31, 2002    March 31, 2002    March 31, 2001    March 31, 2001
                                           (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                        ------------------------------------------------------------------------


REVENUE                                                $0                $0                $0           $11,945

COST OF SALES                                           0                 0                 0            10,153
                                        ------------------------------------------------------------------------

GROSS PROFIT                                            0                 0                 0             1,792

OPERATING EXPENSE:
    Depreciation and amortization                     223               671             1,676             5,000
    Rent - related party                                                                  600             1,800
    General and administrative                      5,294            17,034            37,665            55,136
                                        ------------------------------------------------------------------------
        Total Operating Expense                     5,517            17,705            39,941            61,936
                                        ------------------------------------------------------------------------

LOSS FROM OPERATIONS                               (5,517)          (17,705)          (39,941)          (60,144)

OTHER INCOME:
    Interest income                                                                        38                80
                                        ------------------------------------------------------------------------

NET LOSS                                          ($5,517)         ($17,705)         ($39,903)         ($60,064)
                                        ========================================================================


Weighted average shares outstanding             1,662,833         1,630,950         1,000,000         1,000,000
                                        ========================================================================

LOSS PER SHARE                                     ($0.00)           ($0.01)           ($0.04)           ($0.06)
                                        ========================================================================















See accompanying notes to interim condensed financial statements             F-2



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                    Nine months ended March 31, 2002 and 2001



                                                                    Nine months       Nine months
                                                                       ended             ended
                                                                  March 31, 2002    March 31, 2001
                                                                    (Unaudited)       (Unaudited)
                                                                 ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              ($17,705)         ($60,064)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                                    671             5,026
                Stock issued for services                                    3,808
                Increase in current liabilities                              3,411
                Decrease in current prepaid expenses                         8,065
                                                                 ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                      (1,750)          (55,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                        (4,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                     105,488
    Paid in capital by officer                                               1,750             1,800
                                                                 ------------------------------------
    Total cash flows from financing activities                               1,750           107,288

                                                                 ------------------------------------

NET INCREASE IN CASH                                                            $0           $48,010

CASH, BEGINNING OF PERIOD                                                        0               853
                                                                 ------------------------------------

CASH, END OF PERIOD                                                             $0           $48,863
                                                                 ====================================
















See accompanying notes to interim condensed financial statements             F-3

                       WICKLIFFE INTERNATIONAL CORPORATION

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three and nine months ended March 31, 2002 and 2001, and the statements of cash flows for the nine months ended March 31, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operations

         The Registrant was in the business of searching for hospitality properties but because of the deteriorating market has determined that it will search for an ongoing business that it can purchase soley for stock rather than having to raise capital to offer cash for a business enterprise. The intent is to maximize value for the shareholders in a prudent time frame.

Business

         Wickliffe International Corporation referred to as (the "Company") was incorporated on June 30, 1999 under the laws of the State of Nevada. The Company currently has no business operations and is seeking to acquire an ongoing business.


Employees

As of May 4, 2002 the Company did not employ any personnel.

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

         No reports were filed on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Wickliffe International Corporation
                                         -----------------------------------
                                          (Registrant)


                                         BY:  /s/ Charles Smith
                                              ------------------------------
                                               Charles Smith
                                         Its: President and Secretary

DATE:   May 13, 2002
        Rockwall, Texas