Form 10KSB
period 2002-06-30
WICKLIFFE INTERNATIONAL CORP
filed 2002-09-30
CIK 1113643

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                       THE SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED JUNE 30, 2002

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


                   709-B WEST RUSK #580, ROCKWALL, TEXAS 75087
          -------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (214) 212-2307
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was $73,610 as of September 25, 2002. The Registrant does not have any outstanding non-voting equity.

On September 25, 2002, the Registrant had outstanding 1,669,180 shares of voting Common Stock, $.001 par value.

                                      INDEX
                                   FORM 10-KSB

                             YEAR-ENDED June 30, 2002

Item      Description                                                    Page
                                                                         Number
                                                                        --------
1       Description of Business...............................................3
2       Properties............................................................3
3       Legal Proceedings.....................................................3
4       Submission of Matters to Vote of Security Holders.....................3
5       Market for Registrants Common Equity and Related
        Stockholder Matters...................................................3
6       Management's Discussion and Analysis or Plan of Operations............3
7       Financial Statements..................................................4
8       Changes in and Disagreements with Accountants on Accounting
        And Financial Disclosure..............................................4
9       Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act.....................5
10      Executive Compensation................................................5
11      Security Ownership of Certain Beneficial Owners and Management........6
12      Certain Relationships and Related Transaction.........................6
13      Exhibits and Reports on Form 8-K......................................7
        Signatures............................................................7
        Certifications......................................................8-9
        Financial Statements................................................F-1

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

Wickliffe International Corporation (formerly Wholesale on the Net, Inc.) referred to as (the "Company") was incorporated on June 30, 1999 under the laws of the State of Nevada. The original business purpose of the Company was to develop and sell business products over the Internet. In April 2001, the Company entered into a stock purchase agreement to acquire certain trademarks and control of a hotel. As of September 18, 2001, the transfer of the Inn was not completed. The Company planned on operating hotels and resorts under the mark "Wickliffe."

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


Employees

As of September 25, 2002 the Company did not employ any personnel.

ITEM 2. - PROPERTIES

The Company shares office space with it President and does not pay any rent for the utilization of such office space. The Company has the right to utilize this office space through December 31, 2002.

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

                                          High              Low
                                         ------             ----
Quarter ended March 31, 2001 (3)         $1.625             $.70
Quarter ended June 30, 2001 (4th)        $1.10              $.25
Quarter ended September 30, 2001         $ .51              $.12
Quarter ended December 31, 2001          $ .28              $.11
Quarter ended March 31, 2002             $ .11              $.11
Quarter ended June 30, 2002              $ .11              $.11


As of September 25, 2002, the Company's common stock was held of record by 66 persons.

The Company has never paid a cash dividend. Any dividends in the future will be dependent on the Company's profitability, its need for working capital, the Company's strategic objectives and other factors within the direction of the Board of Directors.

During the fiscal year ended June 30, 2002, the Company issued 38,230 shares of its common stock to a number of individuals for services.


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

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE  30, 2001

Net revenues for the year ended June 30, 2002 decreased by $11,945 to $ -0- from $11,945 for the corresponding period of the prior year.

General and administrative expenses for the year ended June 30, 2002 decreased by $129,504 to $21,042 from $150,546 for the corresponding period of the prior year. The decrease is attributable to the scaling back of expenses until the Company can acquire an ongoing business.

Net loss for the year ended June 30, 2002, decreased by $127,632 to $21,042 from $148,674 for the corresponding period of the prior year.

Liquidity and Capital Resources

At June 30, 2002 the Company had working capital of negative $2,625 and did not have any cash on hand.

Net cash used in operating activities decreased to $-0- from cash used in operations of $(102,095) for the corresponding period of the prior year. This change resulted primarily from the Company not having been able to purchase properties as it had planned and therefore had little activity. All expenses were offset by common stock issued for services, an impairment loss, a decrease in current assets, an increase in liabilities, expenses paid by a shareholder and depreciation and amortization.

Cash flows from investing activities decreased from $(4,246) for the year ended June 30, 2001 to $ -0- for the year ended June 30, 2002.

Cash provided by financing activities fell from 105,488 for the year ended June 30, 2001 to -0- for the year ended June 30, 2002. The decrease related to the issuance of common stock for cash in the prior year.

The Company has not generated sufficient funds from its operations to finance its growth. The Company is contemplating a merger with an ongoing business to increase the value to its shareholders.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no change in or disagreements with its accountants on accounting and financial disclosure.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The directors and executive officers currently serving the Company are as follows:

On January 24, 2002, Charles Smith was elected as director by the majority of the stockholders. Gary Bell, C. Keith Wilkerson II and Keith D. Newton were removed as directors on this date. The director appointed Charles Smith to serve as president, secretary and treasurer. Gary Bell was removed as President, C. Keith Wilkerson II was removed as vice president, and Keith D. Newton was removed as treasurer and secretary.


Name, Age, Positions Held and Tenure

Charles Smith, President, Secretary, Treasurer, Director, Age 45, Held since January 24, 2002.

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Charles Smith. Mr. at this time is its only officer and director. He graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business including the audit of companies and tax matters. Mr. Smith's business affiliations during the last five years follow: Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present. Sole proprietor as a Certified Public Accountant - 1983 to the present. Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present.


ITEM 10.  EXECUTIVE COMPENSATION

None of the Company's officers received compensation from the Company during the fiscal year ending June 30, 2002.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended June 30, 2002, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of October 12, 2001 the number of shares of common stock owned of record and beneficially by executive officers, directors, persons who hold 5% or more of the outstanding common stock of the Company, and by all officers and directors as a group:

Name Number of shares Percent of and Address(1) Owned Beneficially Class Owned


Charles Smith                        1,000,000                          59.9%


All Officers and directors
as a group (1 in number)             1,000,000                          59.9%

(1) The business address is the same as the address of the Company's principal executive offices.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 24, 2002, Charles Smith acquired 1,000,000 shares of the Company's stock from Wilkerson Consulting, Inc.

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

   10.7 Share Exchange Agreement between the Company and Douglas C. MacLellan (the "Shareholders Representative"), as representative of the persons listed in the persons listed in Exhibit A hereof (the "Werke Shareholders"), being the owners of record of all of the issued and outstanding stock of Werke Pharmaceuticals, Inc., a Delaware corporation ("WERKE"); and Shenyang Tianwei Pharmaceutical Factory, a Chinese corporation ("STPF"), is entered into as of June 20, 2002.


         (b)    Reports on Form 8-K

On January 24, 2002, the Company filed a report on Form 8-K relating to a change in control of the Company whereby Charles Smith, became the owner of 1,000,000 shares of our stock. Charles Smith was elected as director and sole officer, and Gary W. Bell, C. Keith Wilkerson, II, and Keith D. Newton were removed as director, president and secretary.



                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WICKLIFFE INTERNATIONAL CORPORATION


                              By: /s/ Charles Smith
                              -------------------------------------------
                              Name: Charles Smith
                              Title: Chairman and Chief Executive Officer


      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on September 25, 2002.


            SIGNATURE                        TITLE
=============================    ===============================================

        /s/ CHARLES SMITH        Chairman, Chief Executive Officer and Director
        ---------------------
            Charles Smith

        /s/ CHARLES SMITH        President, Chief Operating Officer and Director
        ---------------------
            Charles Smith

        /s/ CHARLES SMITH        Chief Financial Officer (as principal financial
        ---------------------    officer and principal accounting officer of
            Charles Smith        Wickliffe International Corporation)

                                 CERTIFICATIONS

I, Charles Smith, certify that:


     1. I have reviewed this annual report on Form 10-KSB of Wickliffe International Corporation

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  September 25, 2002


By:   /s/ Charles Smith
      ------------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer and Chief Financial Officer

      Pursuant to 18 U.S.C. ss.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Wickliffe International Corporation (the Company) hereby certifies, to such officers knowledge, that:


          (i) the accompanying Annual Report on Form 10-KSB of the Company for the fiscal year ended June 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: September 25, 2002


By:   /s/ Charles Smith
      -----------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer  and Chief Financial Officer

                              MALONE & BAILEY, PLLC
                          Certified Public Accountants
                              5444 Westheimer Road
                                   Suite 2080
                              Houston, Texas 77056
                                 (713) 840-1210






                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Wickliffe International Corporation (formerly Wholesale on the Net, Inc.)

We have audited the accompanying balance sheet of Wickliffe International Corporation (a development stage company) (formerly Wholesale on the Net, Inc.) as of June 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wickliffe International Corporation (formerly Wholesale on the Net, Inc.) as of June 30, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC


Houston, Texas
September 14, 2002



                       WICKLIFFE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS
                                  June 30, 2002



                                     ASSETS

                                                                            June 30, 2002
                                                                         -------------------



TOTAL ASSETS                                                             $                0
                                                                         ===================




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


LIABILITIES
    Accounts payable                                                     $            2,625
    Due to affiliate
                                                                         -------------------
TOTAL CURRENT LIABILITIES                                                             2,625

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $0.001 par value                                                     0
    Common stock, $0.001 par value                                                    1,669
    Additional paid-in-capital                                                      174,132
    Accumulated Deficit                                                            (178,426)
                                                                         -------------------
        Total Stockholders' Equity (Deficit)                                         (2,625)
                                                                         -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $                0
                                                                         ===================






















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements
                                                                             F-2




                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
                    For theYears Ended June 30, 2002 and 2001






                                                            June 30, 2002       June 30, 2001
                                                         ------------------  -------------------

Revenue                                                  $               0   $           11,945

Cost of revenue                                                                          10,153
                                                         ------------------  -------------------

Gross profit                                                             0                1,792

Operating expenses:
    Depreciation and amortization                                      894                5,033
    Impairment loss                                                  3,563               11,111
    General and administrative                                      16,585              134,402
                                                         ------------------  -------------------
        Total Operating Expense                                     21,042              150,546
                                                         ------------------  -------------------

Income (loss) from operations                                      (21,042)            (148,754)

Interest income                                                          0                   80
                                                         ------------------  -------------------

Net loss                                                 $         (21,042)  $         (148,674)
                                                         ==================  ===================


Weighted average shares outstanding                              1,669,180              825,437
                                                         ==================  ===================

Loss per share                                                      ($0.01)              ($0.18)
                                                         ==================  ===================





















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements
                                                                             F-3




                       WICKLIFFE INTERNATIONAL CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                   For the Years Ended June 30, 2002 and 2001




                                                 Common                  Paid In        Accumulated
                                         Shares           Amount         Capital          Deficit               Total
                                  -----------------------------------------------------------------     ----------------

Balance, June 30, 2000                    500,000             $500       $23,900           ($8,710)             $15,690

Sale of common stock                      234,150              234       105,254                                105,488

Issuance of common stock for:
      Services                            146,800              147        36,553                                 36,700
Issuance of common stock in
  connection with stock
  purchase agreement                      750,000              750          (750)                                     0

Expenses paid by officer                                                   1,800                                  1,800

Net Loss                                                                                  (148,674)            (148,674)

                                  -----------------------------------------------------------------     ----------------
Balance, June 30, 2001                  1,630,950           $1,631      $166,757         ($157,384)             $11,004
                                  =================================================================     ================


Issuance of common stock for:
      Services                             38,230               38         3,785                                  3,823

Expenses paid by officer                                                   3,590                                  3,590

Net Loss                                                                                   (21,042)             (21,042)

                                  -----------------------------------------------------------------     ----------------
Balance, June 30, 2002                  1,669,180           $1,669      $174,132         ($178,426)             ($2,625)
                                  =================================================================     ================




















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements
                                                                             F-4





                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                   For the Years ended June 30, 2002 and 2001






                                                                                     June 30, 2002       June 30, 2001
                                                                                 ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $         (21,042)  $         (148,674)
  Adjustments to reconcile net loss to net
       cash (used) by operating activities:
         Items not requiring cash - depreciation                                               894                5,033
         Items not requiring cash - stock issued for services                                3,823               28,635
         Expenses paid by shareholder                                                        3,590                1,800
         Impairment loss                                                                     3,563               11,111
         Decrease in current assets                                                          8,065
         Increase in current liabilities                                                     1,107
                                                                                 ------------------  -------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                         0             (102,095)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                             (4,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock, net of expenses                                                                     105,488

                                                                                 ------------------  -------------------
  Total cash flows from financing activities                                                     0              105,488

                                                                                 ------------------  -------------------

NET INCREASE IN CASH                                                             $               0   $             (853)

CASH, BEGINNING OF PERIOD                                                                                           853
                                                                                 ------------------  -------------------

CASH, END OF PERIOD                                                              $               0   $                0
                                                                                 ==================  ===================


















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements

                       WICKLIFFE INTERNATIONAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Wickliffe International Corporation (formerly Wholesale On The Net, Inc.) (referred to as the "Company") was incorporated on June 30, 1999 under the laws of the state of Nevada. The original business purpose of Company was to develop and sell business products over the Internet. The Company entered into a stock purchase agreement to acquire certain trademarks and control of a hotel. As of September 18, 2001 the transfer of the Inn was not completed. The Company planned on operating hotels and resorts under the mark "Wickliffe".

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

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

NOTE 4 - STOCK PURCHASE AGREEMENT

On June 20, 2002, Wickliffe entered into a share exchange agreement to acquire Werke Pharmaceuticals, Inc. (WERKE), a private Delaware corporation, and Shenyang Tianwei Pharmaceutical Factory (STPF), a Chinese Corporation, ("the WERKE Exchange Transaction"). WERKE and STPF are currently joint owners of Shenyang Tianwei Werke Pharmaceutical Co. Ltd. ("STWP), a Sino-foreign equity joint venture formed in 2001 to finance and expand an existing northern China-based pharmaceutical manufacturing and sales company. Currently, through the joint venture structure, 55% of STWP is owned by STPF and 45% is owned by WERKE. STPF has the right to convert its interest in STWP into equity in WERKE so that WERKE will own 100% of STWP. Prior to closing of the WERKE Exchange Transaction, STPF intends to exercise its right and convert its interest in STWP into equity in WERKE. The conversion of STPF's interest in STWP into equity in WERKE is contingent upon approval by Chinese Securities and Regulatory Commission of the change in status under Chinese law of STWP from a Sino-foreign equity joint venture to a wholly owned foreign enterprise. Following such conversion, the WERKE Shareholders agree to transfer all of their outstanding shares of WERKE stock to the Company in consideration for 11,000,000 newly issued shares of the Company's common stock. The stock will be issued to WERKE Shareholders on a pro rata basis, in the same proportion as the percentage of their ownership interest in WERKE.

The Closing of WERKE Exchange Transaction will be held as soon as possible following approval of STWP's change of status to a wholly owned foreign enterprise and the completion of the Audit of WERKE and STWP, both of which events are conditions precedent to the Closing. Additionally, the WERKE Exchange Transaction may be terminated by a mutual consent of both parties in writing or by either the shareholders of WERKE or the Company if there has been a material misrepresentation or material breach of any warranty or covenant by any other party that is not cured by August 30, 2002 or such later date as agreed by parties. At present, the parties anticipate that the Closing will occur, however, there can be no guarantee that the change in status of STWP from a Sino-foreign equity joint venture to a wholly owned foreign enterprise will be approved.

The WERKE Exchange Transaction will be accounted for as a purchase. However, since the shareholders of WERKE will own approximately 91.52% of the outstanding voting shares of the Company, they will be deemed to be the accounting acquirer and no step up in basis will be reflected and no goodwill will be recorded by the Company. This accounting treatment is consistent with the view of the Securities and Exchange Commission that the acquisition by a public shell of a private company for a significant number of shares should be accounted for at historical cost and accounted for as a reverse merger.