Form 10QSB
period 2002-09-30
WICKLIFFE INTERNATIONAL CORP
filed 2002-10-29
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED: SEPTEMBER 30, 2002

                        COMMISSION FILE NUMBER: 333-36522

                       WICKLIFFE INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          NEVADA                      75-2853946
                --------------------------            ----------
                (STATE OF INCORPORATION)             (IRS ID NO.)


                709-B WEST RUSK, SUITE 580, ROCKWALL, TEXAS         75087
               --------------------------------------------------- -------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 214-212-2307

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT DURING THE PAST TWELVE MONTHS (OR FOR SUCHSHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING  REQUIREMENTS  FOR THE PAST 90 DAYS.
YES [X] NO [ ].


            SHARES OF COMMON STOCK OUTSTANDING AT SEPTEMBER 30, 2002:

                                    1,669,180

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements                                  1 - 4

Item  2.          Management's Discussion and Analysis
                  of Financial Condition and Results of Operations      5


PART II - OTHER INFORMATION                                             6






                       WICKLIFFE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS
                      September 30, 2002 and June 30, 2002



                                     ASSETS
                                     ------

                                                                      Sept 30, 2002         June 30, 2002
                                                                    ------------------    ------------------


TOTAL ASSETS                                                                       $0                    $0
                                                                    ==================    ==================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
     Accounts payable                                                          $4,680                $2,625
                                                                    ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                       4,680                 2,625

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                              1,669                 1,669
    Additional paid-in-capital                                                175,472               174,132
    Accumulated Deficit                                                      (181,821)             (178,426)
                                                                    ------------------    ------------------
        Total Stockholders' Equity                                             (4,680)               (2,625)
                                                                    ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $0                    $0
                                                                    ==================    ==================






















See accompanying notes to interim condensed financial statements             F-1



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
                 Three months ended September 30, 2002 and 2001



                                                              Three months          Three months
                                                                  ended                 ended
                                                              Sept 30, 2002         Sept 30, 2001
                                                            ------------------    ------------------


REVENUE                                                                    $0                    $0

OPERATING EXPENSE:
    Depreciation and amortization                                                               224
    General and administrative                                          3,410                 8,950
                                                            ------------------    ------------------
        Total Operating Expense                                         3,410                 9,174
                                                            ------------------    ------------------

LOSS FROM OPERATIONS                                                   (3,410)               (9,174)

OTHER INCOME:
    Interest income
                                                            ------------------    ------------------

NET LOSS                                                              ($3,410)              ($9,174)
                                                            ==================    ==================


Weighted average shares outstanding                                 1,669,180             1,630,950
                                                            ==================    ==================

LOSS PER SHARE                                                         ($0.00)               ($0.01)
                                                            ==================    ==================





















See accompanying notes to interim condensed financial statements             F-2



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                 Three months ended September 30, 2002 and 2001



                                                                    Three months          Three months
                                                                        ended                 ended
                                                                    Sept 30, 2002         Sept 30, 2001
                                                                  ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                ($3,410)              ($9,174)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation                                                      0                   224
                Increase in current liabilities                               2,055                 1,200
                Decrease in current prepaid expenses                                                6,000
                                                                  ------------------    ------------------
NET CASH USED BY OPERATING ACTIVITIES:                                       (1,355)               (1,750)



CASH FLOWS FROM FINANCING ACTIVITIES:
    Paid in capital by officer                                                1,355                 1,750
                                                                  ------------------    ------------------
    Total cash flows from financing activities                                1,355                 1,750

                                                                  ------------------    ------------------

NET INCREASE IN CASH                                                             $0                    $0

CASH, BEGINNING OF PERIOD                                                         0                     0
                                                                  ------------------    ------------------

CASH, END OF PERIOD                                                              $0                    $0
                                                                  ==================    ==================




















See accompanying notes to interim condensed financial statements             F-3

                       WICKLIFFE INTERNATIONAL CORPORATION

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note A - Presentation

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three months ended September 30, 2002 and 2001, and the statements of cash flows for the three months ended September 30, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2002 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Plan of Operations

The Registrant was in the business of searching for hospitality properties but because of the deteriorating market has determined that it will search for an ongoing business that it can purchase soley for stock rather than having to raise capital to offer cash for a business enterprise. The intent is to maximize value for the shareholders in a prudent time frame. The Company currently has sufficient cash to sustain itself in its current non-operational status for approximately six months. If the Company is unable to acquire an ongoing business before the expiration of such time period, it will need to raise additional capital to satisfy its ongoing costs and expenses.

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

Should the share exchange agreement fail to Close, the Company intends to continue to seek out ongoing business to acquire.

Employees

As of September 30, 2002 the Company did not employ any personnel.

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


                              WICKLIFFE INTERNATIONAL CORPORATION


                              By: /s/ Charles Smith
                              -------------------------------------------
                               Name: Charles Smith
                              Title: Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on October 28, 2002.


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

                                 CERTIFICATIONS

I, Charles Smith, certify that:


     1. I have reviewed this quarterly report on Form 10-QSB of Wickliffe International Corporation

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


Date: October 28, 2002


By:   /s/ Charles Smith
      ------------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer and Chief Financial Officer

         Pursuant to 18 U.S.C. ss.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Wickliffe International Corporation (the Company) hereby certifies, to such officers knowledge, that:


          (i) the accompanying Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2002 (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 28, 2002


By:   /s/ Charles Smith
      -----------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer  and Chief Financial Officer