Form 10KSB/A
period 2002-06-30
WICKLIFFE INTERNATIONAL CORP
filed 2003-02-11
CIK 1113643

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                                      NONE
              -----------------------------------------------------
              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                                      NONE
                          -----------------------------
                                (TITLE OF CLASS)

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