Form 10QSB
period 2002-12-31
WICKLIFFE INTERNATIONAL CORP
filed 2003-02-14
CIK 1113643

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED: DECEMBER 31, 2002

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

            SHARES OF COMMON STOCK OUTSTANDING AT DECEMBER 31, 2002:

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





                       WICKLIFFE INTERNATIONAL CORPORATION

                                 BALANCE SHEETS
                       December 31, 2002 and June 30, 2002



                           ASSETS
                           ------
                                                                               Dec 31, 2002
                                                                                (Unaudited)      June 30, 2002
                                                                             ------------------------------------



TOTAL ASSETS                                                                                $0                $0
                                                                             ====================================



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
     Accounts payable                                                                   $4,838            $2,625
                                                                             ------------------------------------
TOTAL CURRENT LIABILITIES                                                                4,838             2,625

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.001 par value, 25,000,000 shares
          authorized, 1,669,180 shares issued and outstanding                            1,669             1,669
    Additional paid-in-capital                                                         176,172           174,132
    Accumulated Deficit                                                               (182,679)         (178,426)
                                                                             ------------------------------------
        Total Stockholders' Equity (Deficit)                                            (4,838)           (2,625)
                                                                             ------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $0                $0
                                                                             ====================================











See accompanying notes to interim condensed financial statements             F-1




                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF OPERATIONS
              Three and Six Months ended December 31, 2002 and 2001



                                                        Three months      Three months       Six Months        Six Months
                                                            ended             ended             ended             ended
                                                        Dec 31, 2002      Dec 31, 2001      Dec 31, 2002      Dec 31, 2001
                                                         (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                      ------------------------------------------------------------------------


REVENUE                                                              $0                $0                $0                $0

OPERATING EXPENSE:
    Depreciation and amortization                                                     224                                 447
    General and administrative                                      857             2,791             4,267            11,741
                                                      ------------------------------------------------------------------------
        Total Operating Expense                                     857             3,015             4,267            12,188
                                                      ------------------------------------------------------------------------

NET LOSS                                                          ($857)          ($3,015)          ($4,267)         ($12,188)
                                                      ========================================================================


Weighted average shares outstanding                           1,669,180         1,630,950         1,669,180         1,630,950
                                                      ========================================================================

LOSS PER SHARE                                                   ($0.00)           ($0.00)           ($0.00)           ($0.01)
                                                      ========================================================================














See accompanying notes to interim condensed financial statements             F-2



                       WICKLIFFE INTERNATIONAL CORPORATION

                             STATEMENT OF CASH FLOWS
                   Six Months ended December 31, 2002 and 2001



                                                                    Six Months        Six Months
                                                                       ended             ended
                                                                   Dec 31, 2002      Dec 31, 2001
                                                                    (Unaudited)       (Unaudited)
                                                                 ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ($4,267)         ($12,188)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation & amortization                                                      447
                Increase in current liabilities                              2,212             1,926
                Decrease in current prepaid expenses                                           8,065
                                                                 ------------------------------------
NET CASH USED BY OPERATING ACTIVITIES:                                      (2,055)           (1,750)

CASH FLOWS FROM INVESTING ACTIVITIES:                                            0                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Expenses paid by shareholders                                            2,055             1,750
                                                                 ------------------------------------
    Total cash flows from financing activities                               2,055             1,750

                                                                 ------------------------------------

NET INCREASE IN CASH                                                            $0                $0

CASH, BEGINNING OF PERIOD                                                        0                 0
                                                                 ------------------------------------

CASH, END OF PERIOD                                                             $0                $0
                                                                 ====================================



















See accompanying notes to interim condensed financial statements             F-3

                       WICKLIFFE INTERNATIONAL CORPORATION

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Presentation

The condensed balance sheet of the Company as of December 31, 2002, the related condensed statements of operations for the three and six months ended December 31, 2002 and 2001, and the statements of cash flows for the six months ended December 31, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's June 30, 2002 Form 10-KSB.

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

On June 20, 2002, the Company entered into a share exchange agreement to acquire Werke Pharmaceuticals, Inc. (WERKE), a private Delaware corporation, and Shenyang Tianwei Pharmaceutical Factory (STPF), a Chinese Corporation ("the WERKE Exchange Transaction"). WERKE and STPF were joint owners of Shenyang Tianwei Werke Pharmaceutical Co. Ltd. ("STWP), a Sino-foreign equity joint venture formed in 2001 to finance and expand an existing northern China-based pharmaceutical manufacturing and sales company. Formerly, through the joint venture structure, 55% of STWP was owned by STPF and 45% was owned by WERKE. On December 9, 2002, STPF exercised its right, under the terms of the joint venture, to convert its interest in STWP into equity in WERKE so that WERKE now owns 100% of STWP.

The Closing of WERKE Exchange Transaction will be held as soon as possible following the completion of the Audit of WERKE and STWP, of which events are conditions precedent to the Closing. Additionally, the WERKE Exchange Transaction may be terminated by mutual consent of both parties in writing or by either the shareholders of Werke or the Company if there has been a material misrepresentation or material breach of any warranty or covenant by any other party that is not cured by August 30, 2002 or such later date as agreed by parties. At present, the parties anticipate that the Closing will occur, however there can be no assurance. Upon completion of the Werke Exchange Transaction, the WERKE Shareholders have agreed to transfer all of their outstanding shares of WERKE stock to the Company in consideration for 11,000,000 newly issued shares of the Company's common stock. The stock will be issued to WERKE Shareholders on a pro rata basis, in the same proportion as the percentage of their ownership interest in WERKE.

Employees

As of December 31, 2002 the Company did not employ any personnel.

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

         None.

Item 6.      Exhibits and Reports on Form 8-K.

               * Share Exchange Agreement between the Company and Douglas C. MacLellan (the "Shareholders Representative"), as representative of the persons listed in the persons listed in Exhibit A hereof (the "Werke Shareholders"), being the owners of record of all of the issued and outstanding stock of Werke Pharmaceuticals, Inc., a Delaware corporation ("WERKE"); and Shenyang Tianwei Pharmaceutical Factory, a Chinese corporation ("STPF"), is entered into as of June 20, 2002.


* Previously filed

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WICKLIFFE INTERNATIONAL CORPORATION


                              By: /s/ Charles Smith
                              --------------------------------------------
                              Name:   Charles Smith
                              Title:  Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 10, 2003.


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


Date: February 10, 2003


By:   /s/ Charles Smith
      ------------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer and Chief Financial Officer

         Pursuant to 18 U.S.C. ss.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Wickliffe International Corporation (the Company) hereby certifies, to such officers knowledge, that:

          (i) the accompanying Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2002 (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 10, 2003


By:   /s/ Charles Smith
      -----------------
Name:     Charles Smith
Title: Chairman, Chief Executive Officer  and Chief Financial Officer