Form 10QSB
period 2003-03-31
AXIOM PHARMACEUTICALS INC
filed 2003-05-30
CIK 1113643

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE  SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission file number:  333-36522


                           Axiom Pharmaceuticals, Inc
                           --------------------------
              (Exact name of small business issuer in its charter)


       Nevada                                                  75-2853946
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


US Representative Office
8324 Delgany Avenue, Playa del Rey, CA                           90293
--------------------------------------------                    --------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number    (310) 301-7728

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---


     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No
                                                   ---    ---
     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of May 28, 2003 the Company had 13,081,680 shares of voting Common Stock, $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
                                                                -----    -----

                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           AXIOM PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                              $   210,687
  Accounts receivable, net of allowance of $0                         1,427,107
  Inventories                                                         1,007,938
  Advances                                                              448,759
                                                                    -----------
    Total current assets                                              3,094,491

Property and equipment, net                                              52,281
Licenses                                                              1,449,748
                                                                    -----------

    TOTAL ASSETS                                                    $ 4,596,520
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                           $ 1,444,517
  Accounts payable and accrued expenses                                 199,545
                                                                    -----------
    Total current liabilities                                         1,644,062
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                       --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    12,846,680 shares issued and outstanding                             12,847
  Additional paid-in capital                                          4,437,338
  Accumulated deficit                                                (1,497,727)
                                                                    -----------
    Total Stockholders' Equity                                        2,952,458
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 4,596,520
                                                                    ===========

                           AXIOM PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                      2003         2002
                                                   ----------   ----------
Revenues                                           $1,367,159   $  607,710

Cost of revenues                                      927,409      323,120
                                                   ----------   ----------

Gross profit                                          439,750      284,590

General, administrative and selling                   367,460       97,246
                                                   ----------   ----------

Net income                                         $   72,290   $  187,344
                                                   ==========   ==========

                           AXIOM PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                           2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $  72,290    $ 187,344
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                          5,414         --
        Changes in assets and liabilities:
          Cash held in trust                               149,203       (7,969)
          Accounts receivable                             (494,106)    (104,286)
          Advances                                        (157,162)    (412,429)
          Inventories                                      316,987      233,142
          Accounts payable                                    --           --
          Value added tax payable                          232,446      157,654
          Accrued expenses                                 (20,581)     (53,456)
                                                         ---------    ---------
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                               104,491         --
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash received in reverse merger                              169         --
                                                         ---------    ---------

NET DECREASE IN CASH                                       104,660         --

Cash, beginning of period                                  106,027         --
                                                         ---------    ---------

Cash, end of period                                      $ 210,687    $    --
                                                         =========    =========

SUPPLEMENTAL NONCASH TRANSACTIONS:
Net liabilities assumed in reverse merger                $  22,692    $    --
                                                         =========    =========

                           AXIOM PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: PRESENTATION

The balance sheet of Axiom Pharmaceuticals, Inc. as of March 31, 2003, the related consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 included in the consolidated financial statements have been prepared by Axiom without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Axiom's consolidated financial position and results of operations. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 to be reported in Form 8-K/A, have been omitted.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

On March 14, 2003, we completed a Share Exchange (the "Share Exchange ") with Werke Pharmaceuticals, Inc. ("Werke"), a Delaware corporation formed to develop and finance the growth of Chinese based pharmaceutical companies. As a result of the Share Exchange, Werke became our wholly owned subsidiary. Werke's wholly owned operating subsidiary is Shenyang Tianwei Werke Pharmaceutical Co. Ltd. ("STWP), a northern China-based1 pharmaceutical company. Prior to the Share Exchange, we were in the business of searching for hospitality properties but because of the deteriorating market had determined that we would search for an ongoing business that it could purchase solely for stock rather than having to raise capital to offer cash for a business enterprise. As a result, the comparisons below reflect the effect of the Share Exchange and the change in our business and operations. The comparables discussed below relate to the operations of Werke and its wholly owned subsidiary, STWP, for the periods discussed. Additionally, on March 18, 2003, our board of directors voted to change our fiscal year end from June 30 to December 31. You should also consider the effect of this change in our fiscal year when reading the discussion below.

We anticipate seeking Chinese government approval to repackage our product line with the Axiom Pharmaceutical brand during the third quarter of 2003 following completion of a full redesign and reconfiguration of our products by our international brand consulting firm and the initiation of the construction of a new manufacturing and distribution facility in Shenyang, China.

Our products are currently primarily sold through several third party distributors to hospital pharmacies in the key cities of Shanghai, Guangzhou and Shenyang. The Company anticipates expanding its sales into retail pharmacies within these regions during the next quarter and will make efforts to expand both hospital and retail pharmacy sales into other regional cities such as Beijing.

We  are  currently   seeking  to  license  various  branded  OTC  products  from

--------------
1 All references to "China" herein refer to the People's Republic of China, unless otherwise indicated.

identifiable  North  American   pharmaceutical  and  supplement   companies  for
distribution and manufacturing in China and Asia-Pacific.

COMPARISON OF RESULTS FOR THE FISCAL QUARTER ENDED MARCH 31, 2002, TO THE FISCAL QUARTER ENDED MARCH 31, 2003.

Our first fiscal quarter ended on March 31st. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenues increased by $759,449 or approximately 125% to $1,367,159 for the three months ended March 31, 2003, as compared to $607,710 for the comparable period of 2002. Revenues were significantly higher in the 2003 period due to an improved and streamlined OEM manufacturing process and more robust sales efforts of our product line, particularly the sale of Asarone.

EXPENSES. Total expenses increased by $309,950 or approximately 419% to $407,082 for the three months ended March 31, 2003, as compared to $97,132 for the comparable period of 2002.

Expenses related to selling and marketing of our products increased significantly primarily due to a 65% increase in the cost of producing Asarone and a 5% increase in packaging costs. We anticipate making efforts to change our sourcing process of the raw materials that go into the Asarone product in order to reduce the costs of production in the future.

General and Administrative expenses were higher due to property fee payments towards a proposed new factory site in Shenyang, one time hospital bidding fees and higher audit and legal expenses.

LIQUIDITY AND CAPITAL RESOURCES. We realized a modest profit during the fiscal quarter ended March 31, 2003. Our net profit for the three months ended March 31, 2003 was $37,558 as compared to the comparable period of 2002, when we had a net profit of $187,454.


ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and our Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by our Chief Executive Officer and our Chief Financial Officer.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

To accomplish the Share Exchange with the shareholders of Werke, on March 14, 2003, we issued an aggregate of 11,420,000 shares of our Common Stock in exchange for all of the issued and outstanding capital stock of Werke from the shareholders of Werke. The shares issued to the Werke Shareholders were issued to 25 US accredited investors pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended and to 33 non-U.S. persons pursuant to a claim of exemption under Regulation S promulgated under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 13, 2003, Charles Smith, who held 59.91% of our voting stock prior to the Share Exchange consented in writing to the following actions:

     (i) Approval Amended and Restated Share Exchange Agreement, dated December 12, 2002, between the Company and the Shareholders of Werke.2
     (ii) That the  following  persons be appointed as directors of the Company:
          Wei  Shi  Wang,  Douglas  MacLellan,  Tom  Wang,  That  Ngo  and  Mark
          Elenowitz.


ITEM 5. OTHER INFORMATION

On April 30, 2003, we issued 30,000 shares of our restricted Common Stock to Rabelaisian Resources, Plc. pursuant to a consulting agreement between Axiom and Rabelaisian Resources, Plc. The shares were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act.

On April 30, 2003, we issued 150,000 shares of our restricted Common Stock to Madden Consulting, Inc. pursuant to a consulting agreement between Axiom and


--------------
2 Although, Mr. Smith provided his written consent to the Share Exchange, the Company does not believe that such consent was required under Nevada Law.

Madden Consulting, Inc. The shares were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act.

On May 21, 2003, we issued 40,000 shares of our restricted Common Stock to Amaroq Capital, LLC pursuant to a consulting agreement between Axiom and Amaroq Capital, LLC. The shares were issued pursuant to a claim of exemption under
Section 4(2) of the Securities Act.

On May 21, 2003, we issued 15,000 shares of our restricted Common Stock to McCartney Multimedia, Inc. pursuant to a consulting agreement between Axiom and McCartney Multimedia, Inc. The shares were issued pursuant to a claim of exemption under Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

         Exhibit No.           Document

           99.1 Certification of President and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

On March 21, 2003, we filed a Current Report on Form 8-K disclosing our Share Exchange with the Shareholders of Werke, which was amended by Form 8-K/A on April 9, 2001. On May 29, 2003, we again amended our Current Report, originally filed on March 21, 2003, on Form 8-K/A to include financial statements regarding our acquisition of Werke.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 29, 2003                         AXIOM PHARMACEUTICALS, INC.

                                           By:      /s/ That Ngo
                                                    --------------------------
                                                        That Ngo, President


                                                   /s/ Xian Fen Guo
                                                   ---------------------------
                                                       Xian Fen Guo,
                                                       Chief Financial Officer




                            CERTIFICATION OF THAT NGO
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Axiom Pharmaceuticals, Inc. for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-QSB  of  Axiom
     Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented   in  this   quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ That Ngo                          Date:  May 29, 2003
     ---------------------------                  ------------
         That Ngo
         Chief Executive Officer
         And President


                          CERTIFICATION OF XIAN FEN GUO
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Axiom Pharmaceuticals, Inc. for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-QSB  of  Axiom
     Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented   in  this   quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       /s/ Xian Fen Guo                       Date:  May 29, 2003
      ----------------------------                   ------------
           Xian Fen Guo,
           Chief Financial Officer