Form 10QSB
period 2003-06-30
AXIOM PHARMACEUTICALS INC
filed 2003-08-15
CIK 1113643

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 2003
                  ---------------------------------------------

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number
                        --------------------------

                           Axiom Pharmaceuticals, Inc
                           --------------------------
              (Exact name of small business issuer in its charter)


             Nevada                                          75-2853946
    ------------------------------                       --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


US Representative Office
8324 Delgany Avenue, Playa del Rey, CA 90293                    10036
--------------------------------------------                  --------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number    (310) 301-7728

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X .  No   .
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

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of August 12, 2003 the Company had 13,186,680 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ----   ----




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                           AXIOM PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                             ASSETS

Current assets
  Cash                                                                                $           22,355
  Cash held in trust by related party                                                            141,129
  Accounts receivable, net of allowance of $0                                                  1,577,052
  Inventories                                                                                  2,246,497
                                                                                      ------------------
    Total current assets                                                                       3,987,033

Property and equipment, net                                                                       78,385
Licenses                                                                                       1,449,748
                                                                                      ------------------

    TOTAL ASSETS                                                                      $        5,515,166
                                                                                      ==================

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                                             $        1,764,735
  Accounts payable and accrued expenses                                                          413,753
                                                                                      ------------------
    Total current liabilities                                                                  2,178,488
                                                                                      ------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                                                   -
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,186,680 shares issued and outstanding                                                      13,187
  Additional paid-in capital                                                                   5,250,748
  Accumulated deficit                                                                         (1,962,604)
  Accumulated other comprehensive income                                                          35,347
                                                                                      ------------------
    Total Stockholders' Equity                                                                 3,336,678
                                                                                      ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $        5,515,166
                                                                                      ==================




                           AXIOM PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                           Three Months Ended                          Six Months Ended
                                                June 30,                                   June 30,
                                -----------------------------------------  -----------------------------------------
                                       2003                 2002                  2003                  2002
                                -------------------  --------------------  --------------------  -------------------

          Revenues              $        1,848,057   $          970,374    $        3,215,216    $        1,578,104

  Cost of revenues                       1,037,365              652,974             1,964,774               976,104
                                ------------------   ------------------    ------------------    ------------------

      Gross profit                         810,692              317,400             1,250,442               602,000
                                ------------------   ------------------    ------------------    ------------------

General, administrative
       and selling                         488,069              199,758               855,529               296,898

Non-cash consulting
       expenses                            787,500                    -               787,500                     -
                                ------------------   ------------------    ------------------    ------------------

                                         1,275,569              199,758             1,643,029               296,898
                                ------------------   ------------------    ------------------    ------------------

 Net income (loss)              $         (464,877)  $          117,642    $         (392,587)   $          305,102
                                ==================   ==================    ==================    ==================

Net income (loss) per
 share:                         $                    $                     $                     $
    Basic and diluted                      (0.04)                0.01                 (0.03)                 0.03
                                ==================   ==================    ==================    ==================
Weighted averaged shares
      outstanding:
    Basic and diluted                   13,010,636           11,420,000            12,984,828            11,420,000
                                ==================   ==================    ==================    ==================



                           AXIOM PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                               2003                  2002
                                                                         ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $        (392,587)    $         305,102
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                                             787,500                     -
      Depreciation and amortization                                                 32,796                 9,782
        Changes in assets and liabilities:
          Cash held in trust                                                         8,074               887,563
          Accounts receivable                                                     (644,051)             (687,844)
          Advances                                                                 291,597              (556,082)
          Inventories                                                             (921,573)             (141,934)
          Accounts payable                                                         (12,230)                    -
          Value added tax payable                                                  552,664               334,227
          Accrued expenses                                                         205,857               (46,894)
                                                                         -----------------     -----------------
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                             (91,953)              103,920
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (27,235)                    -
  Cash received in reverse merger                                                      169                     -
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               (27,066)                    -
                                                                         -----------------     -----------------

Effect of exchange rate changes on cash                                             35,347                     -
                                                                         -----------------     -----------------

NET INCREASE (DECREASE) IN CASH                                                    (83,672)              103,920

Cash, beginning of period                                                          106,027                     -
                                                                         -----------------     -----------------

Cash, end of period                                                      $          22,355     $         103,920
                                                                         =================     =================

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger                              $          22,692     $               -
  Assets acquired for common stock                                       $          26,250     $               -

                           AXIOM PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   For the period ended June 30,2003 and 2002

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

The financial statements included herein have been prepared by Axiom Pharmaceuticals, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading.

The balance sheet of Axiom Pharmaceuticals, Inc. as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 included in the consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Axiom's consolidated financial position and results of operations. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 to be reported in Form 8-K/A, have been omitted.


NOTE 2: COMMON STOCK

During the six months ending June 30, 2003, Axiom issued 325,000 shares of common stock for services valued at $787,500 and issued 15,000 shares of common stock for the development of a web site for $26,250.


NOTE 3: CONSULTING FEE CONTINGENT ON FINANCING

Axiom is a party to a consulting agreement that provides, inter alia, for the payment by Axiom to the consultant of a fee of $145,000. This fee, however, only becomes due and payable upon the closing by Axiom of a debt or equity financing of at least $1,000,000. The term of the consulting agreement is for 1 year and expires in July 2003, although the compensation terms survive expiration of the term of the agreement.

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

Our products are currently primarily sold through several third party distributors to hospital pharmacies in the key cities of Shanghai, Guangzhou and Shenyang. We anticipate expanding our sales into retail pharmacies within these regions during the next quarter and will make efforts to expand both hospital and retail pharmacy sales into other regional cities such as Beijing.

We  are  currently   seeking  to  license  various  branded  OTC  products  from
identifiable  North  American   pharmaceutical  and  supplement   companies  for
distribution and manufacturing in China and Asia-Pacific.

COMPARISON OF RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2003, TO THE FISCAL QUARTER ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2003, TO THE SIX MONTHS ENDED JUNE 30, 2002.



-----------------------
1 All references to "China" herein refer to the People's Republic of China, unless otherwise indicated.

REVENUE. During the three-month period ended June 30, 2003, we generated $1,848,057 from product sales compared to revenues from product sales for the three-month period ended June 30, 2002, of $970,374. This is an increase of $877,683 or 90.5 %. During the six-month period ended June 30, 2003, we generated $3,215,216 from product sales compared to revenues from product sales for the six-month period ended June 30, 2002, of $1,578,104. This is an increase of $1,637,112 or 103.7%. Revenues were higher in the 2003 periods due to an improved and streamlined OEM manufacturing process and more robust sales of our product line, particularly the sale of Asarone.

GROSS PROFIT. Gross profit on product sales for the three-month period ended June 30, 2003, was $810,692 compared to $317,400 for the three-month period ended June 30, 2002, an increase of $493,292 or 155.4%. Gross profit on product sales for the six-month period ended June 30, 2003, was $1,250,442 compared to $602,000 for the six-month period ended June 30, 2002, an increase of $648,442 or 107.7%. The increase in gross profits during the three-month and six-month periods ended June 30, 2003, was due primarily due to an increase in Asarone sales and more efficient third party product manufacturing.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred General and Administrative expenses of $488,069 for the three-month period ended June 30, 2003, compared to $199,758 for the three-month period ended June 30, 2002, an increase of $288,311 or 144.3%. During the six month period ended June 30, 2003, we incurred General and Administrative expenses of $855,529 compared to $296,898 for the six-month period ended June 30, 2002, an increase of $558,631 or 188.1%. The increases in General and Administrative expenses during the three-month and six-month periods ended June 30, 2003, as compared to the comparable periods for 2002, were a result of increased expenses related selling and marketing of our products; expenses associated with our public reporting status; and increased activities associated with the proposed construction of a new plant in Shenyang.

NON-CASH CONSULTING ACTIVITIES. During the three-month period ended June 30, 2003, our Board of Directors authorized the issuance of 340,000 shares of our restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $787,500 for the issuance of these shares during the three-month and six-month periods ended June 30, 2003.

NET LOSS. Net operating income (less Non-Cash Consulting Fees) for the three-month period ended June 30,2003 was $322,623 and $394,913 for the six-month period ended June 30, 2003. When Non-Cash Consulting Fees are included, the Company had a net loss of $464,877 for the three-month period ended June 30, 2003, and a net loss of $392,587 for the six-month period ended June 30, 2003. This compares to Net Income of $117,642 for the three-month period ended June 30, 2002, and net income of $305,102 for the six-month period ended June 30, 2002.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 3, 2003, we received correspondence from counsel to an entity purportedly known as "Axiom Pharmaceutical Corporation," which alleged that we were infringing upon its use of the trademark "Axiom Pharmaceutical Corporation." We are currently investigating this allegation. Although the outcome of such investigation is currently unknown, we do not believe that this matter will have an adverse impact on our business or operations.

Other than as disclosed herein, we are not a party to any material legal proceeding and no such proceeding is known to be contemplated.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

On April 30, 2003, we issued 30,000 shares of restricted Common Stock to Rabelaisian Resources, Plc. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act."). The services are to include business and product development.

On April 30, 2003, we issued 150,000 shares of restricted Common Stock to Madden Consulting, Inc. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The services provided are public relations consulting.

On May 1, 2003, we issued 25,000 shares of restricted Common Stock to Robert Alexander pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The services provided are identification and consulting for acquisition of pharmaceutical companies in Canada.

On May 21, 2003, we issued 40,000 shares of restricted Common Stock to Amaroq Capital, LLC pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The services provided are business development and financial consulting.

On May 21, 2003, we issued 15,000 shares of restricted Common Stock to McCartney Multimedia, Inc. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The services provided are the creation of company's web site and logo.

On June 27, 2003, we issued 80,000 shares of restricted Common Stock to Woodbridge Management, Ltd. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. The services provided are financial consulting.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

           31.1 Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           31.2 Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           32.1  Certification of Chief Executive  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted  pursuant   to  Section   906  of  the
                 Sarbanes-Oxley Act of 2002.

           32.2  Certification of Chief Financial  Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted  pursuant   to  Section   906  of  the
                 Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

On May 29, 2003, we filed an amendment on Form 8-K/A to our Current Report on Form 8-K, originally filed on March 21, 2003. The amendment included financial statements regarding our acquisition of Werke Pharmaceuticals, Inc. On July 1, 2003, we filed an additional amendment on Form 8-K/A in order to correct certain disclosures regarding beneficial ownership of our officers, directors and 5% or greater shareholders.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 2003                      AXIOM PHARMACEUTICALS, INC.

                                            By:   /s/ That Ngo
                                                      ------------------------
                                                      That Ngo, President
                                                 /s/  Xian Fen Guo
                                                      ------------------------
                                                      Xian Fen Guo,
                                                      Chief Financial Officer