Form 10QSB
period 2003-09-30
AXM PHARMA INC
filed 2003-11-19
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (MARK ONE)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER 0-27689

                                AXM PHARMA, INC.
        -----------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                      75-2853946
------------------------------------         ---------------------------------
 (STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


                            US REPRESENTATIVE OFFICE
            4695 MACARTHUR COURT, 11TH FLOOR, NEWPORT BEACH, CA 92660
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  (949)798-5587
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                           AXIOM PHARMACEUTICALS, INC.
    -------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
    REPORT)

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES  X   NO
                                    ---     ---

         AS OF SEPTEMBER 30, 2003 THERE WERE 13,728,347 SHARES OF COMMON STOCK OUTSTANDING AND 2,750,000 SHARES OF SERIES A PREFERRED STOCK OUTSTANDING.

                                                                            PAGE


PART I - FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements

Balance Sheet at September 30, 2003 (unaudited)...............................3

Unaudited Statements of Operations for the three and
   nine month periods ended September 30, 2003 and 2002.......................4

Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 2003 and 2002........................5

Notes to Financial Statements.................................................6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION ...........................6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ..........................6

NOTE 3 - STOCK ISSUANCES......................................................9

Item 2 -MANAGEMENT DISCUSSION AND ANALYSIS...................................11

Item 3 - CONTROLS AND PROCEDURES.............................................17


PART II - OTHER INFORMATION..................................................18

Item 1.  LEGAL PROCEEDINGS...................................................18

Item 2.  EMPLOYMENT AGREEMENTS...............................................18

Item 3.  RECENT SALES OF UNREGISTERED SECURITIES.............................19

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K....................................19



                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                                              $        4,277,597
  Cash held in trust by related party                                                          215,776
  Accounts receivable, net of allowance of $0                                                2,823,025
  Inventories                                                                                1,717,812
                                                                                    ------------------
    Total current assets                                                                     9,034,210

Property and equipment, net                                                                     67,405
Licenses                                                                                     1,449,748
                                                                                    ------------------

    TOTAL ASSETS                                                                    $       10,551,363
                                                                                    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                                           $        2,316,254
  Accounts payable and accrued expenses                                                        318,841
  Due to affiliate                                                                              47,970
                                                                                    ------------------
    Total current liabilities                                                                2,683,065
                                                                                    ------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,750,000 shares issued and outstanding                                                      2,750
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,728,347 shares issued and outstanding                                                    13,728
  Additional paid-in capital                                                                12,844,354
  Accumulated deficit                                                                       (5,037,490)
  Accumulated other comprehensive income                                                        44,956
                                                                                    ------------------
    Total Stockholders' Equity                                                               7,868,298
                                                                                    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $       10,551,363
                                                                                    ==================



                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                           Three Months Ended                         Nine Months Ended
                                             September 30,                              September 30,
                                -----------------------------------------  -----------------------------------------
                                       2003                 2002                  2003                  2002
                                -------------------  --------------------  --------------------  -------------------

Revenues                         $       3,123,441   $          337,866    $        6,338,657    $        1,915,970

Cost of revenues                         2,186,519              724,230             4,151,293             1,700,334
                                ------------------   ------------------    ------------------    ------------------

Gross profit                               936,922             (317,400)            2,187,364               215,636
                                ------------------   ------------------    ------------------    ------------------

General, administrative
 and selling:
  Cash                                   1,303,473              170,353             2,159,002               467,251
  Non-cash                               2,708,335                    -             3,495,835                     -
                                ------------------   ------------------    ------------------    ------------------

                                         4,011,808              170,353             5,654,837               467,251
                                ------------------   ------------------    ------------------    ------------------



Net loss                        $       (3,074,886)  $         (487,753)   $       (3,467,473)   $         (251,612)
                                ==================   ==================    ==================    ==================

Net loss per share:
 Basic and diluted              $            (0.23)  $            (0.04)   $            (0.27)   $            (0.02)
                                ==================   ==================    ==================    ==================
Weighted averaged shares
 outstanding:
  Basic and diluted                     13,257,332           11,420,000            12,658,227            11,420,000
                                ==================   ==================    ==================    ==================



                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                                                                               2003                  2002
                                                                         ------------------    ------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                               $      (3,467,473)    $        (251,612)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                                           3,495,835                     -
      Depreciation and amortization                                                 43,776                21,659
        Changes in assets and liabilities:
          Cash held in trust                                                       (66,573)              734,397
          Accounts receivable                                                   (1,890,024)               50,799
          Advances                                                                 291,597              (417,434)
          Inventories                                                             (392,887)             (531,063)
          Accounts payable                                                             422                     -
          Value added tax payable                                                1,104,183               333,195
          Accrued expenses                                                         146,262                60,046
                                                                         -----------------     -----------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                           (734,882)                  (13)
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                             (27,235)                    -
  Cash received in reverse merger                                                      169                     -
                                                                         -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               (27,066)                    -
                                                                         -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                                                  -               100,000
  Proceeds from the sale of preferred stock                                      4,888,562                     -
                                                                         -----------------     -----------------

CASH FROM FINANCING ACTIVITIES                                                   4,888,562               100,000
                                                                         -----------------     -----------------

Effect of exchange rate changes on cash                                             44,956                     -
                                                                         -----------------     -----------------

NET INCREASE IN CASH                                                             4,171,570                99,987

Cash, beginning of period                                                          106,027                     -
                                                                         -----------------     -----------------

Cash, end of period                                                      $       4,277,597     $          99,987
                                                                         =================     =================

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger                              $          22,692     $               -
  Assets acquired for common stock                                       $          26,250     $               -


                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002




NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION


Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2002 included in the Company's Current Report on Form 8K/A filed on July 1, 2003.

The balance sheet of AXM Pharma, Inc. as of September 30, 2003, the related consolidated statements of operations for the six and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's consolidated financial position and results of operations. The consolidated results of operations for the six and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2002 to be reported in Form 8-K/A, have been omitted.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                             NATURE OF OUR BUSINESS

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People's Republic of China. We are a publicly listed company trading under the symbol (OTCBB: AXMA). Our business is the sale of over-the-counter and prescription pharmaceutical products in The People's Republic of China. Our business in The People's Republic of China is conducted by our wholly-owned subsidiary, Shenyang Tianwei Werke Pharmaceuticals Co., Ltd., located in the city of Shenyang in the Northeastern Portion of the People's Republic of China. Our products are currently produced by third-party manufacturers and sold through third-party distributors. Shenyang Tianwei Werke Pharmaceuticals currently holds 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. Of these 43 licenses, we have, to date, commercialized four of these licenses from which we produce five products. In the future we plan to expand our business by commercializing additional licenses held by Shenyang Tianwei Werke Pharmaceuticals; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



Our subsidiary, Shenyang Tainwei Werke Pharmaceutical Co., Ltd., is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in
China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company's management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a WFOE include:

     o Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of a Chinese partner;

     o Ability to carry on business rather than just a representative office function;

     o Ability to issue invoices to their customers in Renminbi (Chinese Currency) and receive Renminbi revenues;

     o Ability to convert Renminbi profits to US dollars for remittance to their parent company outside China;

     o    Ability to employ staff directly within China;

     o    Protection of intellectual know-how technology;

     o    Greater   efficiency  in  its   operations,   management   and  future
          development; and

     o    No requirement to share profits with another party; and

In summary, the key differences between a WFOE and an equity or cooperative joint venture are that the joint venture business structure requires profit sharing between the stake holders, significant involvement in operational and business matters by the Chinese stake holders, indirect representation in business matters and much less effective and efficient cooperation between the stake holders. Typically, the foreign party to a Chinese joint venture experiences significantly less control over the business structure than if the foreign party forms a Wholly Foreign Owned Enterprise or converts an existing joint venture into a Wholly Foreign Owned Enterprise. Because the Wholly Foreign Owned Enterprise business structure is relatively new compared to the joint venture structure, fewer than 5% of foreign firms currently operate as Wholly Foreign Owned Enterprises. It is anticipated that newly formed businesses will likely choose the use of the Wholly Foreign Owned Enterprise structure over the joint venture structure. It is also anticipated that existing joint ventures are likely to migrate their corporate structures to Wholly Foreign Owned Enterprises over the next five years.

Shenyang Tianwei Werke Pharmaceuticals is located in the City of Shenyang, which is in the Province of Liaoning in the Northeastern section of The Peoples Republic of China. Shenyang Tianwei Werke Pharmaceuticals and its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd. have an operating history of approximately 10 years. Shenyang Tianwei Werke Pharmaceuticals historically has been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. We currently own 43 product licenses and permits, of which only four licenses are currently commercialized. Shenyang Tianwei Werke Pharmaceuticals's Shenyang plant was decommissioned in 2002 due to the significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial urban residential neighborhood. As part of a broad-based corporate development strategy, the Shenyang plant is anticipated to be contributed to a city sponsored commercial/residential real estate development. Shenyang Tianwei Werke Pharmaceuticals currently utilizes a third-party original equipment manufacturing pharmaceutical plant to produce all of its products and sells its products only through third-party distributors.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



                               FINANCIAL CONDITION

On September 12, 2003, we completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,850,000. We believe that the capital raised is sufficient to allow for the completion of the first phase of construction of a modern production and distribution facility in Shenyang during 2004.



                               RECENT DEVELOPMENTS

We intend to use a portion of the net proceeds from our recent private financing to construct a modern production and distribution facility, which we intend to qualify under United States Good Manufacturing Practice regulations. The new plant, construction of which is planned to commence in December 2003, will be located in a special economic zone in the city of Shenyang that will provide us with various multi-year tax and development incentives. Currently our products are produced using third-party original equipment manufacturing relationships, which allows us to operate with approximately 35 employees. However, we anticipate that when our new facility is certified and becomes operational, we will have approximately 320 employees and we will cease using third-parties for the production and distribution of our products.

Shenyang Tianwei Werke Pharmaceutical Factory has chosen to locate its new production facility in the Shenyang Hunnan National New & High-Tech Industrial Development District. This special economic district is located at the southern part of the city of Shenyang with a total area of approximately 120 square kilometers. The development and construction of the High-Tech Industrial
Development District is a major step for Shenyang's economic and social development.

The High-Tech Industrial Development District was established in May of 1988 in order to accelerate the development and industrialization of high-tech industries in the North-Eastern portion of the Peoples Republic of China. After thirteen years of development, it has successfully attracted various high-tech industries, including: biotechnology, pharmaceuticals, software, digital technology, robots, nano-materials and a distribution center for IT products. Currently, over 480 foreign enterprises including General Motors, Toshiba and LG that have set up offices or manufacturing facilities in the High-Tech Industrial Development District.

In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income rates have been established. The income tax rate for those companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually. Newly founded high-tech enterprises, including Shenyang Tianwei Werke Pharmaceutical Factory, will enjoy exemption from income tax for 2 years from the first year of operation.


                                   NAME CHANGE

On October 1, 2003, we changed our name from "Axiom Pharmaceuticals, Inc." to "AXM Pharma, Inc." Our name change, which was approved by written consent of a majority of our shareholders and by unanimous resolution of our Board of Directors, was made in conjunction with the settlement of a claim of trademark infringement alleged by Axiom Pharmaceutical Corporation on September 29, 2003.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



                             RISKS AND UNCERTAINTIES


All of the following risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We rely on third parties for the supply, manufacture and distribution of our products. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely effect our business and operations. We are dependant on certain key existing and future personnel. Our growth is dependent on our ability to successfully develop, acquire or license new drugs. We may be subject to product liability claims in the future. Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business. We may experience barriers to conducting business due to governmental policy. Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States. Fluctuation of the Renminbi could materially affect our financial condition and results of operations. We may face obstacles from the communist system in The Peoples Republic of China. We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China. Trade barriers and taxes may have an adverse affect on our business and operations. There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization. The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our operations and the operations of our contract manufacturers and distributors. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The fact that our directors and officers own over 45.8% of our capital stock may decrease the influence on shareholder decisions. The outstanding warrants may adversely affect the Company in the future and cause dilution to existing shareholders.


                                   INVENTORIES

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. The Company regularly monitors inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed.


NOTE 3 - STOCK ISSUANCES

                COMMON STOCK ISSUED FOR STOCK-BASED COMPENSATION

The Company periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending September 30, 2003, AXM issued 541,667 shares of common stock for services valued at $2,708,355.

On August 31, 2003, we issued 41,667 shares to Peter Cunningham, our President and Chief Executive Officer, pursuant to the terms of his employment agreement with AXM Pharma. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for issuances not involving a public offering.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



On September 18, 2003, we issued 400,000 shares of restricted Common Stock to Madden Consulting, Inc. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The services provided are public relations consulting.


On September 18, 2003, we issued 100,000 shares to Lan Hao, our Chief Financial Officer, pursuant to the terms of his employment agreement with AXM Pharma. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act for issuances not involving a public offering.


                     ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees and advisors of the Company using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method. For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends. Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

In  March  2000,  the  FASB  issued  FASB  Interpretation  No.  44  ("FIN  44"),
"Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan,
(c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

The adoption of the accounting methodology of SFAS 123 is optional and the Company has elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if the Company adopted the cost recognition requirements under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."


                            CASH FINANCING ACTIVITIES

On September 12, 2003, we completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,850,000. Pursuant to the terms of the Securities Purchase Agreements, dated as of August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock, $.001 par value per share, at a price per share of $2.00 and 2,750,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


issuance at a price of $3.00 per share. Holders of our warrants may also exercise the warrants through a cashless exercise under certain circumstances. The warrants are redeemable by AXM Pharma under certain circumstances. In addition to its fees and expenses, TN Capital Equities, Ltd., the placement agent, received a five-year warrant to purchase up to 275,000 units. Each unit granted to the placement agent consists of one share of our preferred stock and one common stock purchase warrant. The placement agent's warrants are exercisable at a price of $2.00 per unit.

Also, in connection with the issuance of the shares of our preferred stock and warrants to our investors, we agreed to file a registration statement with the Commission in order to register for resale the shares of our common stock into which the shares of our preferred stock may be converted and the shares of common stock issuable upon the exercise of the warrants If our registration statement is not declared effective by the Securities and Exchange Commission by December 25, 2003, we will begin to owe penalties to our investors. We are required to keep this registration statement effective until such time as all of the common stock underlying the shares of our preferred stock and the warrants is freely tradeable under the Securities Act of 1933, as amended.

In the Securities Purchase Agreement, each purchaser agreed not to sell, in any calendar month during the one-year period beginning on the date of the Securities Purchase Agreement, more than 1/12 of the aggregate number of shares of common stock issuable upon conversion of the preferred stock and exercise of the warrants purchased by such purchaser; provided, however, that the number of shares that can be sold is cumulative and begins to accumulate on the day following the date of the Securities Purchase Agreement, and, provided that the number of shares that can be sold in any calendar month will increase to 1/6 of such aggregate number of shares of common stock issuable to such purchaser in the event the average daily trading volume in the common stock is equal to or greater than 200,000 shares per day in the previous 20 trading days. Our executive officers, directors and 5% or greater shareholders have also agreed to abide by lock-up provisions substantially similar to those agreed to by the purchasers in the Securities Purchase Agreement.


                               STOCK OPTION PLANS

We do not currently have any stock option or incentive plans. Thus, there is no adjustment to the net loss figures.


                               REVENUE RECOGNITION

Product sales revenue is recognized upon passage of title to customers, typically upon shipment of product. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.



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

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


                         LIQUIDITY AND CAPITAL RESOURCES


On March 14, 2003, we completed a Share Exchange (the "Share Exchange ") with Werke Pharmaceuticals, Inc. ("Werke"), a Delaware corporation formed to develop and finance the growth of Chinese based pharmaceutical companies. As a result of the Share Exchange, Werke became our wholly owned subsidiary. Werke's wholly owned operating subsidiary is Shenyang Tianwei Werke Pharmaceutical Co. Ltd., a northern China-based pharmaceutical company. The comparables discussed below relate to the operations of Werke and its wholly owned subsidiary, Shenyang Tianwei Werke Pharmaceutical Co., for the periods discussed.

We anticipate seeking Chinese government approval to repackage our product line with the AXM Pharma brand during the fourth quarter of 2003 following completion of a full redesign and reconfiguration of our products by our international brand consulting firm and the initiation of the construction of a new manufacturing and distribution facility in Shenyang, China.

Our products are currently primarily sold through one third party distributor, Liaoning Weikang Medicine Co., Ltd. and its selected sub-distributors, to hospital pharmacies in the key cities of Shanghai, Guangzhou and Shenyang. We anticipate expanding our sales into retail pharmacies within these regions during the next quarter and will make efforts to expand both hospital and retail pharmacy sales into other regional cities such as Beijing.

We  are  currently   seeking  to  license  various  branded  OTC  products  from identifiable North American pharmaceutical and supplement companies for distribution and manufacturing in China and Asia-Pacific. As of the date of this filing we have not entered into any definitive agreements with any such companies.

Total assets increased from $4,312,196 at December 31, 2002 to $10,551,363 at September 30, 2003. The increase is primarily attributable to receipt of $4,850,000 in net proceeds from the placement of securities, from gross profits gained in operations, which increase was offset by cash and securities used for the payment of United States based general & administrative expenses, common stock issued for services, offering fees & expenses and planning and construction of the new plant in Shenyang.

During the third quarter, the Company completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,850,000. Pursuant to the terms of the Securities Purchase Agreements, dated as of August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock, $.001 par value per share, at a price per share of $2.00 and 2,750,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share.

Our total outstanding current liabilities increased to $2,683,065 at September 30, 2003 as compared to $1,409,336 at December 31, 2002. The current liabilities increase was the resulted from an increase in accrued expenses and value-added tax payable.

From December 31, 2002 to September 30, 2003, our cash and cash equivalents increased by $4,171,570 as a result of receipt of net proceeds in the private placement offering of $4,850,000 and an operating gross profit of $2,187,364. This figure was offset by cash and non-cash general, administrative and selling expenses of $5,634,712. The general, administrative and selling expenditures were incurred primarily for offering fees & expenses, planning and construction, legal and accounting fees and non-cash consulting fees. Where the Company can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, the Company takes advantage of these opportunities to conserve cash.

Assuming no decrease in current accounts payable and accounting for various one-time expenses, as of November 18, 2003, cash is being decreased at the rate of approximately $100,000 per month. Without a significant change in sales and

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


operating gross profits, our only source of significant additional funds to meet future operating expenses is the sale of the Company's securities. The amount of cash on hand is sufficient to meet our operating expenses through at least December 31, 2004. Management anticipates that the future prospects and trends in our business indicate that the Company may experience at least a 100 percent growth of sales and operating gross profits during 2004.

We do expect to incur material capital expenditures for the new plant in Shenyang. Any required future capital expenditures for the new plant and associated manufacturing equipment will be funded out of existing cash on hand, future revenues or additional financing activities. There is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

Additionally, in order to ensure that sufficient funds are available to development various additional phases of the new Shenyang plant, we may in the near future, following completing any regulatory or contractual obligations redeem the warrants sold in the private placement. If one hundred percent of these warrants were redeemed, we would receive approximately $8,250,000 in gross proceeds. Our ability to call the warrants is, however, subject to several factors beyond our control. Such factors include, the effectiveness of our registration statement on Form SB-2, filed September 25, 2003, and the price of our common stock on the market on which it trades. Therefore, there can be no guarantee that we will be able to call the warrants or that we will receive any proceeds from the exercise of the warrants.


                          CRITICAL ACCOUNTING POLICIES

Our Unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

INVENTORY. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demand, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

SALES ALLOWANCES. A portion of our business is to sell products to distributors who resell the products to the end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

VALUATION OF INTANGIBLES. From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been an impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance, or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.


DEFERRED TAXES. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

LITIGATION. We account for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.




RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE. During the three-month period ended September 30, 2003, we generated $3,123,441 from product sales compared to revenues from product sales for the three-month period ended September 30, 2002 of $337,866. This is an increase of $2,785,575 or 824.5%. The increase is primarily due to more robust sales of our product line, particularly the sales of Asarone tablets and Weifukang cream. Domestic Chinese customers accounted for 100% of total sales. We estimate that 45% of these sales were from the sale of Asarone Tablets and 27% were from the sale of Weifukang cream.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


The  Company  is  seeking  additional   distribution  agreements  with  regional
distributors in various provinces in China. The Company is also seeking additional manufacturing and marketing right to new OTC formulas and products.
During the period ended September 30, 2003 no additional distribution or manufacturing & marketing rights were concluded by the Company.

Management anticipates growing total revenues by as much as 100% in 2004, through broader distribution within China and the addition of one or more new products. Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross sales below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future sales and or operating profits.

GROSS PROFIT. Gross profit on product sales for the three-month period ended September 30, 2003, was $936,922 compared to a loss $317,400 for the three-month period ended September 30, 2002, an increase of $1,254,322. The increase in gross profits during the three-month period ended September 30, 2003, was due primarily due to an increase in Asarone tablets, which accounted for approximately 45% of gross profits, and Weifukang cream sales which accounted for approximately 27% of gross profits, and more efficient third party product manufacturing, which accounted for approximately 5% of the increase in our gross profits. Assuming the product sales mix remains the same, management anticipates future gross profit margins to increase by as much as another 5% in 2004. This gross profit margin increase is due to higher pricing of the Company's products and slightly lower distribution costs. Despite the views of management, the statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future sales and or operating profits.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. We incurred General, Administrative and Selling expenses of $4,011,808 for the three-month period ended September 30, 2003, compared to $170,353 for the three-month period ended September 30, 2002, an increase of $3,821,330 or 2243.2%. This increase in General, Administrative and Selling expenses was primarily the result of an increase in third party consulting fees associated with investor relations (non-cash), which accounted for approximately 67% of our expenses in this category, an increase in travel expenses which accounted for approximately 1% of our expenses in this category, an increase in legal fees which accounted for approximately 3% of our expenses in this category, an increase in salaries which accounted for approximately 3% of our expenses in this category, fees and benefits which accounted for approximately 10% of our expenses in this category, equipment and software acquisition which accounted for approximately 1% of our expenses in this category, and the costs associated with the private placement which accounted for approximately 13% of our expenses in this category.

NON-CASH CONSULTING ACTIVITIES. During the three-month period ended September 30, 2003, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $2,708,335 for the issuance of these shares during the three-month period ended September 30, 2003.

NET LOSS AND LOSS PER SHARE. As a result of the above, in the three months ended September 30, 2003, the Company's net loss was $3,074,886 including $2,708,335 in non-cash stock issuance related losses or $(0.23) per share compared to a net loss of $487,753 or $(0.04) per share for the same period in the prior year. The Net Loss for the three months ended September 30, 2003 was a result of increased expenses related selling and marketing of our products; expenses associated with our public reporting status; and increased activities associated with the proposed construction of a new plant in Shenyang.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE. During the nine-month period ended September 30, 2003, we generated $6,338,657 from product sales compared to revenues from product sales for the nine-month period ended September 30, 2002, of $1,915,970. This is an increase of $4,422,687, or 230.8%. Revenues were higher in the 2003 periods due to more robust sales of our product line, particularly the sales of Asarone tablets and Weifukang cream. Domestic Chinese customers accounted for 100% of total sales. We estimate that 45% of these sales were from the sale of Asarone Tablets and 27% were from the sale of Weifukang cream.

The  Company  is  seeking  additional   distribution  agreements  with  regional
distributors in various provinces in China. The Company is also seeing additional manufacturing and marketing right to new OTC formulas and products.
During the period ended September 30, 2003 no additional distribution or manufacturing & marketing rights were concluded by the Company.

Management anticipates growing total revenues by as much as 100% in 2004, through broader distribution within China and the addition of one or more new products. Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross sales below those achieved for the nine months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future sales and or operating profits.

GROSS PROFIT. Gross profit on product sales for the nine-month period ended September 30, 2003, was $2,187,364 compared to $215,636 for the nine-month period ended September 30, 2002, an increase of $1,971,728 or 914.4%.

The increase in gross profits during the nine-month period ended September 30, 2003, was due primarily due to an increase in Asarone tablets, which accounted for approximately 45% of gross profits, and Weifukang cream sales which accounted for approximately 27% of gross profits, and more efficient third party product manufacturing, which accounted for approximately 5% of the increase in our gross profits. Assuming the product sales mix remains the same, management anticipates future gross profit margins to increase by as much as another 5% in 2004. This gross profit margin increase is due to higher pricing of the Company's products and slightly lower distribution costs. Despite the views of management, the statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the nine months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future sales and or operating profits.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. During the nine-month period ended September 30, 2003, we incurred General and Administrative expenses of $5,654,837 compared to $467,251 for the nine-month period ended September 30, 2002, an increase of $5,167,463 or 1,105.9%. This increase in General, Administrative and Selling expenses was primarily the result of an increase in third party consulting fees associated with investor relations (non-cash), which accounted for approximately 67% of our expenses in this category, an increase in travel expenses which accounted for approximately 1% of our expenses in this category, an increase in legal fees which accounted for approximately 3% of our expenses in this category, an increase in salaries which accounted for approximately 3% of our expenses in this category, fees and benefits which accounted for approximately 10% of our expenses in this category, equipment and software acquisition which accounted for approximately 1% of our expenses in this category, and the costs associated with the private placement which accounted for approximately 13% of our expenses in this category.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002



NON-CASH CONSULTING ACTIVITIES. During the nine-month period ended September 30, 2003, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $3,495,835 for the issuance of these shares during the nine-month period ended September 30, 2003.

NET LOSS AND LOSS PER SHARE. As a result of the above, in the nine months ended September 30, 2003, the Company's net loss was $3,467,473 including $3,495,835 in non-cash stock issuance related losses or $(0.27) per share compared to a net loss of $251,612 or $(0.02) per share for the same period in the prior year. The Net Loss for the nine-months ended September 30, 2003 was the result of increased expenses related selling and marketing of our products which accounted for 52%; expenses associated with our public reporting status and raising capital accounted for 43%; and 5% was associated with increased activities related to the proposed construction of a new plant in Shenyang.

ASSETS AND LIABILITIES. At September 30, 2003, the Company had total assets of $10,551,363 compared to total assets of $4,312,196 at December 31, 2002. Cash was $4,277,597 as of September 30, 2003, an increase of $4,171,394 or 3,927.8%
from the $106,203 cash on hand as of December 31, 2002. Cash used in operations was $734,882 and cash provided by financing activities from the sale of common stock was $4,888,562.

Accounts receivable was $2,823,025 at September 30, 2003, an increase of $1,890,024 or 202.6% from the $933,001 at December 31, 2002 due principally to higher sales figures. Inventories increased $392,887 (29.7%), to $1,717,812, from the $1,324,925 at December 31, 2002. The increase in inventories is attributable to managing inventory to meet the higher sales figures.

Total liabilities at September 30, 2003 were $2,683,065, an increase of $1,273,729 from the $1,409,336 at December 31, 2002. Accounts payable and accrued liabilities were $318,841 at September 30, 2003, an increase of $121,576 or 61.6% from the $197,265 at December 31, 2002. The increase is primarily due to accrued expenses related to the planning, development and construction of the new plant in Shenyang.

FORWARD LOOKING STATEMENTS. This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements made by the Company involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, risks associated with lack of significant operating history, demand for the Company's products, international business operations, dependence on licensees, governmental regulations, technological changes, intense competition and dependence on management. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company's management disclaims any obligation to forward-looking statements contained herein to reflect any change in the Company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected and is reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On June 3, 2003, we received correspondence from counsel to an entity purportedly known as Axiom Pharmaceutical Corporation, which alleged that we were infringing upon its use of the trademark "Axiom Pharmaceutical Corporation." On September 29, 2003, we entered into a settlement agreement with Axiom Pharmaceutical Corporation, whereby we agreed to cease using the name "Axiom Pharmaceuticals, Inc." and in consideration Axiom Pharmaceutical Corporation agreed to release us from any claims of infringement regarding use of the trademark "Axiom Pharmaceutical Corporation" and to pay us $5,000. Other than as disclosed herein, we are not a party to any material legal proceeding and no such proceeding is known to be contemplated.


ITEM 2. EMPLOYMENT AGREEMENTS

In August 2003, we entered into an employment agreement with Peter Cunningham, our President and Chief Executive Officer. Although he was original hired to serve as our Chief Operating Officer, in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive Officer. At the time of his promotion, other than the change in his responsibilities, the terms of Mr. Cunningham's employment agreement remained the same. Pursuant to the terms of his agreement with the Company, Mr. Cunningham shall be paid not less than $120,000 per year for his services. In addition, Mr. Cunningham is entitled to receive a stock grant of 250,000 shares of our common stock, which shall be issued and vest in equal installments every six months (41,667 per six month period) beginning in August 2003. Mr. Cunningham is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. Mr. Cunningham's salary, bonus and incentives shall be reviewed yearly by our Board of Directors and compensation committee with the goal of bringing Mr. Cunningham's salary in line with industry standards. The term of Mr. Cunningham's agreement with the Company is one year but the agreement shall automatically renew on the first and second anniversary dates of the agreement unless either the Company or Mr. Cunningham provides written notice to the other not less than 60 days prior to the anniversary date that they do not wish to renew the agreement, in which case the agreement shall expire on the day prior to the anniversary date. The Agreement may be terminated for good cause by either party in the event of a material breach of the employment agreement by either party or in the case of Mr. Cunningham of a change in control of the Company. In the event of termination with good cause by Mr. Cunningham or without good cause by the Company, Mr. Cunningham is entitled to three months severance plus bonus and incentives earned to that date and relocation to Los Angeles, California. In the event that Mr. Cunningham is terminated for good cause by the Company or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination and relocation to Los Angeles, California. Mr. Cunningham's agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment. He is also prohibited from soliciting any employees of the Company for a period of one year following his termination for any reason.

In September 2003, we entered into employment agreement with Lan Hao, our Chief Financial Officer. Pursuant to the terms of his agreement with the Company, Mr. Hao is entitled to be paid $120,000 per year for his services. In addition, Mr. Hao received a stock grant of 100,000 shares of our common stock, health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. The term of Mr. Hao's employment agreement is one year but the agreement may be terminated by either party with or without cause on 30 days written notice. In the event of termination with good cause by Mr. Hao or without good cause by the Company, Mr. Hao is entitled to three months severance plus bonus and incentives earned to that date. In the event that Mr. Hao is terminated for good cause by the Company or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination. Mr. Hao is not subject to any restrictive covenants in his employment agreement. Mr. Hao's employment agreement may be extended by mutual written consent of the Company and Mr. Hao.


ITEM 3. RECENT SALES OF UNREGISTED SECURITIES

On September 18, 2003, we issued 41,667 shares of restricted Common Stock to Peter Cunningham pursuant to an employment agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The services are to include management duties as President and CEO.

On September 18, 2003, we issued 100,000 shares of restricted Common Stock to Lan Hao pursuant to an employment agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for issuances not involving a public offering. The services are to include management duties as CFO.

On September 18, 2003, we issued 400,000 shares of restricted Common Stock to Madden Consulting, Inc. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The services provided are public relations consulting.

On September 12, 2003, we completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,850,000. Pursuant to the terms of the Securities Purchase Agreements, dated as of August 21, 2003, and September 12, 2003 (collectively referred to herein as the "Securities Purchase Agreement"), we issued 2,750,000 shares of our Series A Preferred Stock, $.001 par value per share (the "Preferred Stock"), at a price per share of $2.00 and 2,750,000 Common Stock Purchase Warrants (the "Warrants"), each of which entitles the holder to purchase one share of the our common stock, $.001 par value (the "Common Stock"), for a period of five years from the date of issuance at a price of $3.00 per share. Each share of Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. In addition to its fees and expenses, TN Capital Equities, Ltd., the placement agent, received a five-year warrant to purchase up to 275,000 units (the "Units"), each Unit consisting of one share of Preferred Stock and one Warrant at an exercise price of $2.00 per Unit.


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports of Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

On July 1, 2003, we filed an amendment on Form 8-K/A in order to correct certain disclosures regarding beneficial ownership of our officers, directors and 5% or greater shareholders disclosed in our r Current Report on Form 8-K, originally filed on March 21, 2003, and subsequently amended on May 29, 2003.

On August 22, 2003, we filed a Current Report, dated August 21, 2003, on Form 8-K disclosing the fact that we had raised 2,000,000 from one accredited investor in a private equity financing made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering and Regulation D promulgated thereunder.

On August 27, 2003, we filed a Current Report on Form 8-K, dated August 25, 2003, disclosing the appointment of Lan Hao as our Chief Financial Officer and Peter Cunningham as our Chief Executive Officer.

On September 12, 2003, we a filed a Current Report on Form 8-K, dated September 11, 2003, disclosing that That Ngo had resigned as our Chief Executive Officer and a member of our Board of Directors. We also disclosed in the same Current Report that our Board of Directors had promoted Peter Cunningham, our then Chief Operating Officer, to the position of Chief Executive Officer and that Lan Hao, our Chief Financial Officer, had been chosen by the Board of Directors to fill the vacancy on the Board created by That Ngo's resignation as a director.

On September 15, 2003, we filed a Current Report on Form 8-K, dated September 12, 2003, disclosing the fact that we had raised an additional 3,500,000 from two accredited investor in a private equity financing made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering and Regulation D promulgated thereunder.

On October 3, 2003, we filed a Current Report on Form 8-K, dated October 1, 2003, disclosing the fact we had changed our corporate name to "AXM Pharma, Inc." from "Axiom Pharmaceuticals, Inc."






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 18, 2003                      AXM PHARMA, INC.

                                            By:   /s/ Peter Cunningham
                                                      ------------------------
                                                      Peter Cunningham,
                                                      President and CEO

                                                 /s/  Lan Hao
                                                      ------------------------
                                                      Lan Hao,
                                                      Chief Financial Officer