Form 10QSB/A
period 2003-09-30
AXM PHARMA INC
filed 2003-12-01
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO.1

     (MARK ONE)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM_____________ TO ____________


                         COMMISSION FILE NUMBER 0-27689

                                AXM PHARMA, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                            75-2853946
 ----------------------------------            ---------------------------------
 (State or Other Jurisdiction                  (Irs Employer Identification No.)
  of Incorporation or Organization)


                            US REPRESENTATIVE OFFICE
            -----------------------------------------------------------
            4695 MACARTHUR COURT, 11TH FLOOR, NEWPORT BEACH, CA   92660
            -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (949)798-5587
                           ---------------------------
                           (Issuer's Telephone Number)

                           AXIOM PHARMACEUTICALS, INC.
 -------------------------------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  If Changed  Since Last
Report)

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

EXPLANATORY NOTE..............................................................3

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

Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 2003 and 2002........................5

Notes to Financial Statements.................................................6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION ...........................6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ..........................6

NOTE 3 - RESTATEMENT..........................................................9

NOTE 4 - STOCK ISSUANCES......................................................9

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

Item 1.  LEGAL PROCEEDINGS...................................................18

Item 2.  EMPLOYMENT AGREEMENTS...............................................18

Item 3.  RECENT SALES OF UNREGISTERED SECURITIES.............................19

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K....................................19

EXPLANATORY NOTE

We have filed this  Amendment on Form 10-QSB/A to restate  certain  amounts (see
Note 3, Restatement) and to revise disclosure and presentation of our Consolidated Financial Statements for the three and nine-month periods ended September 30, 2003.

We have also filed this Form 10-QSB/A in order to conform the disclosures in our Form 10-QSB for the period ended September 30, 2003, with the disclosures set forth in our Registration Statement on Form SB-2/A filed on November 28, 2003.

This Amendment continues to reflect circumstances as of the date of the original filing of our Report on Form 10-QSB and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein. As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the date of our original filing.


                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

ASSETS                                                              As restated

Current assets
  Cash                                                             $  4,277,597
  Cash held in trust by related party                                   215,776
  Accounts receivable, net of allowance of $0                         2,823,025
  Inventories                                                         1,717,812
                                                                   ------------
    Total current assets                                              9,034,210

Property and equipment, net                                              67,405
Licenses                                                              1,449,748
                                                                   ------------

    TOTAL ASSETS                                                   $ 10,551,363
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                          $  2,316,254
  Accounts payable and accrued expenses                                 318,841
  Due to affiliate                                                       47,970
                                                                   ------------
    Total current liabilities                                         2,683,065
                                                                   ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,750,000 shares issued and outstanding                               2,750
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,728,347 shares issued and outstanding                             13,728
  Additional paid-in capital                                         15,818,234
  Accumulated deficit                                                (7,966,414)
                                                                   ------------
    Total Stockholders' Equity                                        7,868,298
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 10,551,363
                                                                   ============


                See accompanying summary of accounting policies
                       and notes to financial statements.



                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                            Three Months Ended              Nine Months Ended
                            September 30,                   September 30,
                            ----------------------------    ----------------------------
                            2003            2002            2003            2002
                            ------------    ------------    ------------    ------------
                             As restated                     As restated
                            ------------                    ------------
 Revenues                   $  3,123,441    $    337,866    $  6,338,657    $  1,915,970

 Cost of revenues              2,186,519         724,230       4,151,293       1,700,334
                            ------------    ------------    ------------    ------------

Gross profit                     936,922        (317,400)      2,187,364         215,636
                            ------------    ------------    ------------    ------------

General, administrative
      and selling:
          Cash                 1,258,517         170,353       2,114,046         467,251
          Non-cash             2,708,335            --         3,495,835            --
                            ------------    ------------    ------------    ------------

                               3,966,852         170,353       5,609,881         467,251
                            ------------    ------------    ------------    ------------

Net loss                    $ (3,029,930)   $   (487,753)   $ (3,422,517)   $   (251,612)
                            ============    ============    ============    ============

Net loss applicable to
  common shareholders:
    Net loss                $ (3,029,930)   $   (487,753)   $ (3,422,517)   $   (251,612)
    Beneficial conversion
      of preferred stock      (2,933,137)           --        (2,933,137)           --
    Deemed dividend from
    beneficial conversion
    feature of warrants          (40,743)           --           (40,743)           --
                            ------------    ------------    ------------    ------------
Net loss applicable to
  common shareholders       $ (6,003,810)   $   (487,753)   $ (6,396,397)   $   (251,612)
                            ============    ============    ============    ============

Net loss per share:
    Basic and diluted       $      (0.45)   $      (0.04)   $      (0.51)   $      (0.02)
                            ============    ============    ============    ============
Weighted averaged shares
      outstanding:
    Basic and diluted         13,257,332      11,420,000      12,658,227      11,420,000
                            ============    ============    ============    ============




                See accompanying summary of accounting policies
                       and notes to financial statements.

                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                      2003           2002
                                                     -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES                 As restated
  Net loss                                           $(3,422,517)   $  (251,612)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                 3,495,835           --
      Depreciation and amortization                       43,776         21,659
        Changes in assets and liabilities:
          Cash held in trust                             (66,573)       734,397
          Accounts receivable                         (1,890,025)        50,799
          Advances                                       291,597       (417,434)
          Inventories                                   (392,887)      (531,063)
          Accounts payable                                   592           --
          Value added tax payable                      1,104,183        333,195
          Accrued expenses                               146,263         60,046
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES                 (689,756)           (13)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (27,236)          --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                     --          100,000
  Proceeds from the sale of preferred stock            4,888,562           --
                                                     -----------    -----------

CASH FROM FINANCING ACTIVITIES                         4,888,562        100,000
                                                     -----------    -----------

NET INCREASE IN CASH                                   4,171,570         99,987

Cash, beginning of period                                106,027           --
                                                     -----------    -----------

Cash, end of period                                  $ 4,277,597    $    99,987
                                                     ===========    ===========

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger          $    22,692    $      --
  Assets acquired for common stock                   $    26,250    $      --




                See accompanying summary of accounting policies
                       and notes to financial statements.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2002 included in the Company's Current Report on Form 8-K/A filed on July 1, 2003.

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

FINANCIAL CONDITION

On September 12, 2003, we completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,850,000. We believe that the capital raised is sufficient to allow for the completion of the first phase of construction of a modern production and distribution facility in Shenyang during 2004. The expenses included a $145,000 consulting fee whose contract expired in July 2003

RECENT DEVELOPMENTS

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

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We rely on third parties for the supply, manufacture and distribution of our products. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. Our growth is dependent on our ability to successfully develop, acquire or license new drugs. We may be subject to product liability claims in the future. Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business. We may experience barriers to conducting business due to governmental policy. Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States. Fluctuation of the Renminbi could materially affect our financial condition and results of operations. We may face obstacles from the communist system in The Peoples Republic of China. We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China. Trade barriers and taxes may have an adverse affect on our business and operations. There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization. The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our operations and the operations of our contract manufacturers and distributors. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The fact that our directors and officers own over 45.8% of our capital stock may decrease the influence on shareholder decisions. The outstanding warrants may adversely affect the Company in the future and cause dilution to existing shareholders.

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



                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


NOTE 3 - RESTATEMENT

AXM Pharma has restated its financial  statements for the period ended September
30, 2003. The Company incorrectly translated the financial statements of its subsidiary. The Renminbi ("RMB") is the functional currency of the Company and it has been stable against the United States dollar for the periods presented.
There is no accumulated other comprehensive income. AXM Pharma also restated its financial statements for the beneficial conversion feature of the preferred stock and common stock warrants. The following have been adjusted:

                                            As previously
Description                                 reported             Adjustment         As Restated
----------------------------------------    -----------------    ---------------    -----------------


Balance sheet:
  Additional paid-in capital                $    12,844,354      $   2,973,880      $    15,818,234
  Accumulated deficit                       $    (5,037,490)     $   2,928,924      $    (7,966,414)
  Accumulated other comprehensive
    Income                                           44,956            (44,956)                   -

Statements of operations:
  General and administrative and selling    $     5,654,837            (44,956)     $     5,609,881
  Net loss                                        3,467,473            (44,956)           3,422,517

The beneficial conversion feature was allocated based on the fair values of the preferred stock and common stock warrants. The beneficial conversion feature for the preferred stock was recorded at the date of issuance since the preferred stock is immediately convertible to common stock. The beneficial conversion feature of the common stock warrants will be recorded over the life of the warrants or upon conversion.


NOTE 4 - STOCK ISSUANCES

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

Also, in connection with the issuance of the shares of our preferred stock and warrants to our investors, we agreed to file a registration statement with the Commission in order to register for resale the shares of our common stock into which the shares of our preferred stock may be converted and the shares of common stock issuable upon the exercise of the warrants If our registration statement is not declared effective by the Securities and Exchange Commission by December 25, 2003, we will begin to owe penalties to our investors. We are required to keep this registration statement effective until such time as all of the common stock underlying the shares of our preferred stock and the warrants is freely tradable under the Securities Act of 1933, as amended.

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

We anticipate seeking Chinese government approval to repackage our product line with the AXM Pharma brand during the fourth quarter of 2003 following completion of a full redesign and reconfiguration of our packaging by our international brand consulting firm and the initiation of the construction of a new manufacturing facility in Shenyang.
Our products are currently primarily sold through one third party distributor, Liaoning Weikang Medicine Co., Ltd. and its selected sub-distributors, to hospital pharmacies in the key cities of Shanghai, Guangzhou and Shenyang. We anticipate expanding our sales into retail pharmacies within these regions during the next quarter and will make efforts to expand both hospital and retail pharmacy sales into other regional cities such as Beijing.

We  are  currently   seeking  to  license  various  branded  OTC  products  from identifiable North American pharmaceutical and supplement companies for distribution and manufacturing in China and Asia-Pacific. As of the date of this filing we have not entered into any definitive agreements with any such companies.

LIQUIDITY AND CAPITAL RESOURCES

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


Total assets increased from $4,312,196 at December 31, 2002 to $10,551,363 at September 30, 2003. The increase is primarily attributable to receipt of $4,850,000 in net proceeds from the placement of securities, higher accounts receivable and higher inventory, which increase was offset by cash and securities used for the payment of United States based general & administrative expenses, common stock issued for services, offering fees & expenses.

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

From December 31, 2002 to September 30, 2003, our cash and cash equivalents increased by $4,171,570 as a result of receipt of net proceeds in the private placement offering of $4,850,000 and an operating gross profit of $2,187,364. This figure was offset by cash and non-cash general, administrative and selling expenses of $5,634,712. The general, administrative and selling expenditures were incurred primarily for offering fees and expenses, planning and construction, legal and accounting fees and non-cash consulting fees. Where we can pay for services (e.g. financial consulting and investor relations services) using shares of its common stock, we take advantage of these opportunities to conserve cash.

Assuming no decrease in current accounts payable and accounting for various one -time expenses, as of November 18, 2003, cash is being decreased at the rate of approximately $100,000 per month. Without a significant change in sales and operating gross profits, our only source of significant additional funds to meet future operating expenses is the sale of our securities. The amount of cash on hand is sufficient to meet our operating expenses through at least December 31, 2004. Management anticipates that the future prospects and trends in our business indicate that we may experience at least a 100 percent growth of sales and operating gross profits during 2004.

We do expect to incur material capital expenditures for the new plant in Shenyang. Based on discussions with engineering and design firms and consultants for U.S. Food and Drug Administration validation and Good Manufacturing
Practices certification, the cost of the factory is budgeted at approximately U.S.$ 5.0 million. Required future capital expenditures for construction of the new plant, associated manufacturing equipment and staffing of the new plant will be funded out of existing cash on hand, future revenues or additional financing activities. There is no assurance we will be able to generate sufficient revenues or obtain sufficient funds when needed, or whether such funds, if available, will be obtained on terms satisfactory to us. We do not have any long term or contingent obligations that must be satisfied.

Additionally, in order to ensure that sufficient funds are available to develop various additional phases of the new Shenyang plant, we may in the near future, following completing any regulatory or contractual obligations redeem the warrants sold in the private placement. If one hundred percent of these warrants were redeemed , we would receive approximately $8,250,000 in gross proceeds. Our ability to call the warrants is, however, subject to several factors beyond our control. Such factors include, the effectiveness of our registration statement on Form SB-2, filed September 25, 2003, and the price of our common stock on the market on which it trades. Therefore, there can be no guarantee that we will be able to redeem the warrants or that we will receive any proceeds from the exercise of the warrants.

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


ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

INVENTORY

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

SALES ALLOWANCES

A portion of our business is to sell products to distributors who resell the products to the end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

VALUATION OF INTANGIBLES

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

DEFERRED TAXES

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

LITIGATION

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





RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THREE MONTHS ENDED SEPTEMBER 30, 2002

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

We are seeking additional distribution agreements with regional distributors in various provinces in China. We are also seeking additional manufacturing and marketing rights to new over-the-counter formulas and products. During the period ended September 30, 2003, we did not obtain any additional distribution or manufacturing & marketing rights.

Management anticipates growing total revenues by as much as 100% in 2004, through broader distribution within China and the addition of one or more new products. Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross sales below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impact future sales and or operating profits.

GROSS PROFIT. Gross profit on product sales for the three-month period ended September 30, 2003, was $936,922 compared to a loss $317,400 for the three-month period ended September 30, 2002, an increase of $1,254,322. The increase in gross profits during the three-month period ended September 30, 2003, was due primarily due to an increase in Asarone tablets, which accounted for approximately 45% of gross profits, and Weifukang cream sales which accounted

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


for approximately 27% of gross profits, and more efficient third party product manufacturing, which accounted for approximately 5% of the increase in our gross profits. Assuming the product sales mix remains the same, management anticipates future gross profit margins to increase by as much as another 5% in 2004. This gross profit margin increase is due to higher pricing of the Company's products and slightly lower distribution costs. Despite the views of management, the statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces that could negatively impact future sales and or operating profits.

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

NET LOSS AND LOSS PER SHARE. As a result of the above, in the three months ended September 30, 2003, our net loss was $3,029,930 including $2,708,335 in non-cash stock issuance related losses.. The net loss in the period applicable to common shareholders was $6,003,810 or $(0.45) per share compared to $487,753 or $(0.04) per share in the same period during 2002. The Net Loss for the three months ended September 30, 2003 was a result of increased expenses related selling and marketing of our products; expenses associated with our public reporting status; and increased activities associated with the proposed construction of a new plant in Shenyang.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002


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

Our increase in product sales in the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002, is primarily attributable to an expansion of distribution territories to include Shanghai, Inner Mongolia and Shanxi provinces. In addition, there was an improvement in the coordination of production volumes between Shenyang Tianwei Werke
Pharmaceuticals and our third party manufacturer, Qiqihaer Pharmaceutical Factory 2, that enabled Shenyang Tianwei Werke Pharmaceuticals to better meet demand in the territories in which its products were distributed. At the same time, largely as a result of the Public Health concern and government publicity of the SARS epidemic, demand for products used to treat symptoms of upper respiratory infection such as Asarone tablets increased.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


Currently, we are seeking additional distribution agreements with regional distributors in various provinces in The Peoples Republic of China. We are also seeking additional manufacturing and marketing rights to new over-the-counter formulas and products. During the period ended September 30, 2003, we did not acquire any additional distribution, manufacturing or marketing rights.

Management anticipates growing total revenues by as much as 100% in 2004, through broader distribution within The Peoples Republic of China and the addition of one or more new products. Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross sales below those achieved for the nine months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future sales and or operating profits.


GROSS PROFIT. Gross profit on product sales for the nine-month period ended September 30, 2003, was $2,187,364 compared to $215,636 for the nine-month period ended September 30, 2002, an increase of $1,971,728 or 914.4%.

The increase in gross profits during the nine-month period ended September 30, 2003, was due primarily due to an increase in Asarone tablets, which accounted for approximately 45% of gross profits, and Weifukang cream sales which accounted for approximately 27% of gross profits, and more efficient third party product manufacturing, which accounted for approximately 5% of the increase in our gross profits. Assuming the product sales mix remains the same, management anticipates future gross profit margins to increase by as much as another 5% in 2004. This gross profit margin increase is due to higher pricing of the Company's products and slightly lower distribution costs. Despite the views of management, the statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the nine months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impacted future sales and or operating profits.

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

NET LOSS AND LOSS PER SHARE. As a result of the above, in the nine months ended September 30, 2003, the Company's net loss was $3,422,517 including $3,495,835 in non-cash stock issuance related losses The net loss in the period applicable to common shareholders was $6,396,397 or $(0.51) per share compared to $251,612 or $(0.02) per share in the same period during 2002. The Net Loss for the nine-months ended September 30, 2003 was the result of increased expenses related selling and marketing of our products which accounted for 52%; expenses associated with our public reporting status and raising capital accounted for 43%; and 5% was associated with increased activities related to the proposed construction of a new plant in Shenyang.

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                FOR THE PERIOD ENDED SEPTEMBER 30, 2003 AND 2002


ASSETS AND LIABILITIES. At September 30, 2003, we had total assets of $10,551,363 compared to total assets of $4,312,196 at December 31, 2002. Cash was $4,277,597 as of September 30, 2003, an increase of $4,171,394 or 3,927.8%
from the $106,203 cash on hand as of December 31, 2002. Cash used in operations was $734,882 and cash provided by financing activities from the sale of common stock was $4,888,562.


Accounts receivable was $2,823,025 at September 30, 2003, an increase of $1,890,024 or 202.6% from the $933,001 at December 31, 2002 due principally to higher sales. Inventories increased $392,887 (29.7%), to $1,717,812, from the $1,324,925 at December 31, 2002. The increase in inventories is attributable to managing inventory to meet the higher sales figures.

Total liabilities at September 30, 2003 were $2,683,065, an increase of $1,273,729 from the $1,409,336 at December 31, 2002. Accounts payable and accrued liabilities were $318,841 at September 30, 2003, an increase of $121,576 or 61.6% from the $197,265 at December 31, 2002. The increase is primarily due to valued added tax payable.

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


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2003. As a result of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003, that has materially affected and is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  December 1, 2003                      AXM PHARMA, INC.

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