Form 10KSB
period 2003-12-31
AXM PHARMA INC
filed 2004-03-29
CIK 1113643

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2003

                                AXM Pharma, Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                             20-0745214
(State or other jurisdiction    (Commission File Number)    (IRS Employer
 of incorporation)                                           Identification No.)
                            US Representative Office
                      3960 Howard Hughes Parkway, Suite 500
                               Las Vegas, NV 89109
               (Address of principal executive offices (zip code))

                                 (702) 990-3659
                                 (702) 990-3501
              (Registrant's telephone number, including area code)

                               PETER W. CUNNINGHAM
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      3960 HOWARD HUGHES PARKWAY, SUITE 500
                               LAS VEGAS, NV 89109
                                 (702) 990-3659
            (Name, address and telephone number of agent for service)


Securities registered pursuant to Section 12(b) of the Act: common stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: common stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
YES     X     NO
       ----      ----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2004: $57,832,464

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

         AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People's Republic of China. We are a publicly listed company listed under the symbol "AXJ." Our business is the sale of over-the-counter and prescription pharmaceutical products in The People's Republic of China. Our business in The People's Republic of China is conducted by Shenyang Tianwei Werke Pharmaceuticals Co., Ltd., a Chinese corporation located in the city of Shenyang in the Northeastern portion of the People's Republic of China, which is 100% owned by our wholly-owned subsidiary, Werke Pharmaceuticals, Inc. Our products are currently produced by third-party manufacturers and sold through third-party distributors. Shenyang Tianwei Werke Pharmaceuticals currently holds 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. Of these 43 licenses, we have, to date, commercialized four of these licenses from which we produce five products. In the future we plan to expand our business by commercializing additional licenses held by Shenyang Tianwei Werke Pharmaceuticals; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house.

         Werke Pharmaceuticals was organized on November 29, 2000, in order to enter the Chinese Pharmaeutical Industry. Werke had the capability to organize and expand an existing China-based Pharmaceutical company, as the Chinese industry accelerated the process of privatization of State Owned Pharmaceutical Companies. Toward that end, on January 26, 2001, Werke Pharmaceuticals entered into an equity joint venture with Shenyang Tianwei Pharmaceutical Factory, Ltd., a Chinese company that manufactured and marketed pharmaceuticals in The Peoples Republic of China, which contributed its assets and operations to the joint venture. The equity joint venture was organized under the name Shenyang Tianwei Werke Pharmaceuticals Co., Ltd. The shareholders of Shenyang Tianwei Pharmaceutical Factory later converted their interest in the equity joint venture into shares of Werke Pharmaceuticals in anticipation of Werke
Pharmaceuticals' reverse acquisition of Wickliffe International Corporation. Upon the conversion of the interest of the shareholders of Shenyang Tianwei Pharmaceutical Factory into shares of Werke Pharmaceuticals, the joint venture was granted permission and rights to become a Wholly Foreign Owned Enterprise. As a result of the change of status of Shenyang Tiawei Werke Pharmaceutical Factory from an equity joint venture to a Wholly Foreign Owned Enterprise, Shenyang Tianwei Werke Pharmaceuticals became the wholly owned operating subsidiary of Werke. Immediately prior to its reverse acquisition of Wickliffe International, Werke's sole business was conducted through its wholly owned subsidiary Shenyang Tianwei Werke Pharmaceuticals. Wickliffe International had no operations immediately prior to its business combination with Werke. Following the reverse acquisition of Wickliffe International, Wickliffe International became the parent of Werke Pharmaceuticals and Shenyang Tianwei Werke Pharmaceuticals. Also following the reverse acquisition Wickliffe International Corporation changed its name to Axiom Pharmaceuticals, Inc., and subsequently to AXM Pharma, Inc.

         Our subsidiary, Shenyang Werke Pharmaceutical Factory, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in
China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company's management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a Wholly Foreign Owned Enterprise include:

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

o Greater efficiency in its operations, management and future development; and

o        No requirement to share profits with another party.

         In summary, the key differences between a Wholly Foreign Owned Enterprise and an equity or cooperative joint venture are that the joint venture business structure requires profit sharing between the stake holders, significant involvement in operational and business matters by the Chinese stake holders, indirect representation in business matters and much less effective and efficient cooperation between the stake holders. Typically, the foreign party to a Chinese joint venture experiences significantly less control over the business structure than if the foreign party forms a Wholly Foreign Owned Enterprise or converts an existing joint venture into a Wholly Foreign Owned Enterprise.

         There may of course be disadvantages to operating as a Wholly Foreign Owned Enterprise. For example, should we become subject to liabilities that arise from our operations in The Peoples Republic of China, we would be wholly responsible for such liabilities. In a joint venture, the foreign investor would only be liable for that portion of the liability, which corresponds to its ownership in the joint venture. Also, as a result of our wholly foreign ownership, we may receive less favorable treatment from governmental agencies in The Peoples Republic of China and other Chinese companies than we would receive if we had a Chinese Partner. To date we have not experienced any such disadvantages in operating our business as a Wholly Foreign Owned Enterprise.

         Despite the possible disadvantages to operating as a Wholly Foreign Owned Enterprise, we feel that the advantages outweigh the disadvantages. With regard to AXM Pharma, the advantage of being able to own 100% of our Chinese operating subsidiary is particularly important because of our status as a U.S. public company. We believe that newly formed businesses will also see the advantages to operating as a Wholly Foreign Owned Enterprise and that most such businesses will, if permitted by the Chinese government, choose the use of the Wholly Foreign Owned Enterprise structure over the joint venture structure. It is also anticipated that many existing joint ventures are likely to migrate their corporate structures to Wholly Foreign Owned Enterprises over the next five years.

         Shenyang Tianwei Werke Pharmaceuticals is located in the City of Shenyang, which is in the Province of Liaoning in the Northeastern section of The Peoples Republic of China. Shenyang Tianwei Werke Pharmaceuticals and its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd. have an operating history of approximately 10 years. Shenyang Tianwei Werke Pharmaceuticals historically has been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. The products produced by Shenyang Tianwei Werke Pharmaceuticals in the past three years have focused on relief of selective symptoms of upper respiratory infection, skin irritation and rash, and infectious disease. We currently own 43 product permits, of which only four permits are currently commercialized. Shenyang Tianwei Werke Pharmaceuticals's Shenyang plant was decommissioned in 2002 due to the significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial urban residential neighborhood. As part of a broad-based corporate development strategy, the Shenyang plant is anticipated to be contributed to a city sponsored commercial/residential real estate development. However, since we did not own the land upon which the old factory was located, we do not anticipate receiving any material reimbursement for our contribution of the plant. Furthermore, the compensation we may receive, if any, is not expected to have a material affect on our results of operations or financial condition. Shenyang Tianwei Werke Pharmaceuticals currently utilizes a third-party original equipment manufacturing pharmaceutical plant to produce all of its products and distributes its products only through third-party distributors. AXM Pharma has a marketing field force of 22 persons.

         We are utilizing a portion of the net proceeds from recent private financings in order to build a modern production and distribution facility, which we plan to qualify under United States Good Manufacturing Practice regulations. The site of our new plant is located in a special economic zone located several kilometers from the old plant. We have engaged Liaoning Pharmaceutical Design & Engineering Company as our design company. Liaoning Pharmaceutical Design & Engineering Company has provided us with the following estimates in its report to us titled the " Basis for Design":

o        Construction and installation of equipment: December 2003-July 2004
o        Trial batch production:  August 2004-September 2004
o        Chinese Good Manufacturing  Practices licensing:  October 2004-November
         2004
o US Food and Drug and Administration inspection and certification: to be scheduled

         Prior to closing the old plant, we had approximately 320 employees. By utilizing third-party original equipment manufacturing relationships, our head count has dropped to approximately 35 employees. We anticipate that when the new facility is certified and becomes operational our total headcount will likely approach the former number of employees and selected third-party original equipment manufacturing production will be discontinued.

         Shenyang Tianwei Werke Pharmaceuticals has chosen to locate its new production facility in the Shenyang Hunnan National New & High-Tech Industrial Development District, an economic district located at the southern part of the city of Shenyang with a total area of approximately 120 square kilometers. The development and construction of the High-Tech Industrial Development District is a major step for Shenyang's economic and social development. We expect to complete the construction and governmental approval process for the new facility by the fourth quarter of fiscal 2004. We believe construction of the new facility will provide us with the ability to meet current demand within The Peoples Republic of China and with the flexibility to add production capacity to meet future product requirements both within The Peoples Republic of China and for potential export markets. We believe construction of the new facility will provide significant operational and financial benefits as a result of our ability to implement operational effectiveness as well as offer greater control over quality assurance and production scheduling and capacity.

         The new Shenyang facility is designed to meet stringent U.S. Good Manufacturing Practice protocols. By meeting such protocols, we believe we will be in a position to expand our marketing and sales activities to include exports to neighboring Asia-Pacific countries, as well as North America, Europe and Africa. In addition, we believe we will be better positioned to actively seek and engage foreign ethical and over-the-counter drug manufacturers that are searching for high-quality, low-cost manufacturing capabilities for their high demand medications.

         The High-Tech Industrial Development District was established in May of 1988 to accelerate the development and industrialization of high-tech industries in the North-Eastern portion of the Peoples Republic of China. After thirteen years of development, it has successfully attracted various high-tech industries, including: biotechnology, pharmaceuticals, software, digital technology, robots, nano-materials and a distribution center for IT products. Currently, over 480 foreign enterprises including General Motors, Toshiba and LG have set up offices or manufacturing facilities in the High-Tech Industrial Development District.

         In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income rates have been established. The income tax rate for those companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually. Newly founded high-tech enterprises, including Shenyang Tianwei Werke Pharmaceuticals, will enjoy exemption from income tax for 2 years from the first year of operation.

GROWTH STRATEGY

         We believe we have a low risk corporate development strategy in that we intend to organically grow our operational revenue using currently profitable products commercializing products for which permits are issued. Our strategy includes a focus on branding and marketing. We plan to attract unique molecules from large pharmaceutical and drug discovery companies through license agreements. We will continue to sell in the Peoples Republic of China. The addition of revenues through international sales of our products and/or acquisitions will only be considered if they are deemed to enhance our revenue and profitability. Utilizing our low risk growth strategy, however, we believe that we can become a leading China-based, current Good Manufacturing Practice-qualified pharmaceutical manufacturer and distributor, with certification from the U.S. Food and Drug Administration and the Chinese State Food and Drug Administration. To reach our goals, we intend to implement the following strategy:

CONSTRUCTION OF US GOOD MANUFACTURING PRACTICE-QUALIFIED MANUFACTURING FACILITY

         We began construction in January 2004 of a new U.S. Good Manufacturing Practice-qualified pharmaceutical manufacturing facility in the special economic zone in Shenyang. The Good Manufacturing Practice Regulations are promulgated by the United States Food and Drug Administration under the authority of the Federal Food, Drug and Cosmetic Act. These regulations, which have the force of law, require that manufacturers, processors and packagers of drugs, medical devices, some foods, and blood take proactive steps to ensure their products are safe, pure and effective. Good Manufacturing Practices regulations require a quality approach to manufacturing, enabling companies to minimize or eliminate instances of contamination, mix-ups and errors. Failure of firms to comply with Good Manufacturing Practices regulations can result in serious penalties, including recall, seizure, fine and imprisonment. We expect to complete the construction and governmental approval process by the fourth quarter of fiscal 2004. We believe construction of the new plant will provide us with the ability to meet current demand within The Peoples Republic of China and with the flexibility to add production capacity to meet future product requirements both within The Peoples Republic of China and for potential export markets. We believe construction of the new plant will provide significant operational and financial benefits as a result of our ability to implement operational effectiveness as well as offer greater control over quality assurance and production scheduling and capacity.

         The new Shenyang facility has been designed to meet stringent U.S. Good Manufacturing Practice protocols. By meeting such protocols, we believe we will be in a position to expand our marketing and sales activities to include exports to neighboring Asia-Pacific countries, as well as North America, Europe and Africa. In addition, we believe we will be better positioned to actively seek and engage foreign ethical and over-the-counter drug manufacturers that are searching for high-quality, low-cost manufacturing capabilities for their high demand medications.

PRODUCT RANGE EXPANSION

         Upon completion of our new manufacturing facility, we intend to expand our existing product line by exploiting our existing base of licensed products, internal research and development of new formulas, as well as acquiring new ethical and over-the-counter pharmaceutical products licensed from drug manufacturers based in North America, Europe and Japan. Initially, selection of new products will be determined by criteria such as: (a) molecules that can achieve a unique or competitive positioning in the market relative to the competition in selected therapeutic categories, (b) the size of the market, (c) the price premium available based on the government's pricing mechanism in force at the time and the projected profit margins, and (d) The opportunity available at the time to market the products and have the product purchased through channels other than government hospital tender purchasing. Our objective will be to maximize return on investment and still benefit from proposed collaborative partners. We believe cancer, respiratory disease, diabetes, cardiovascular and infectious diseases represent significant therapeutic opportunities. In addition, we intend to focus on products developed from original molecules that work in unique ways compared to the competition, that have large potential markets and can be further differentiated through effective branding strategies. This strategy should greatly limit the number of potential competitors and help us maintain higher profit margins. We anticipate attempting to develop a portfolio of molecules and brands in selected therapeutic categories and introduce new products each year, that have significant intellectual property protection. Toward this end, in January 2004, we entered into a licensing agreement to manufacture, market and sell certain vitamin and vitamin supplements in The Peoples Republic of China under the Sunkist brand name and trademark. The agreement grants AXM Pharma exclusive rights in The Peoples Republic of China, excluding Macao and Hong Kong, for use of the Sunkist brand name for AXM Pharma's range of vitamin and vitamin supplements (excluding vitamin-fortified confections). The agreement also grants AXM Pharma a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by their agreement with AXM Pharma. Under the terms of the agreement, we are required to achieve certain sales targets each year, for each category of product licensed under the agreement. If we fail to achieve the agreed upon sales targets for any two consecutive years, the agreement may be terminated with regard to such product category by Sunkist in its discretion.

EXPAND MARKETING AND SALES

As we build and commission a factory achieving current Good Manufacturing Practice standards, we intend to expand our marketing and sales capabilities, first in The Peoples Republic of China, then internationally. We anticipate that initially we will seek to expand our current domestic distribution capabilities beyond the regions in which we currently sell. To achieve this goal, we expect to expand the current successful in-house marketing and sales capacity, as well as to engage additional domestic third-party distributors to penetrate new markets. We are also developing more extensive educational programs for hospitals, doctors, clinics and distributors with respect to our product lines. We expect these educational programs to significantly improve the sell through and promotion of our products.

PRODUCTS

LICENSING AND INTELLECTUAL PROPERTY

         The State Food and Drug Administration of the Government of The Peoples Republic of China issues the licenses and permits for permission to market and manufacture pharmaceutical products in The Peoples Republic of China. Generally, licenses and permits issued by the State Food and Drug Administration are revocable by the State Food and Drug Administration at any time, with or without cause. Shenyang Tianwei Werke Pharmaceuticals has been granted 43 product licenses and permits, of which only four licenses currently are commercialized. Shenyang Tianwei Werke Pharmaceuticals will likely undertake a selection process to decide which of its remaining licenses, if any, will be commercialized, and to determine the timeframe for such commercialization over the next 10 years. Shenyang Tianwei Werke Pharmaceuticals operates in both the over-the-counter and the prescription pharmaceutical product market segments. None of our registered products are currently patented nor do we have any patents pending before the government of The Peoples Republic of China or any other government.

CURRENT PRODUCT LINE

         The five compounds we currently manufacture are listed below. Note of the five compounds listed, four are commercialized; Lifupeng is available upon request from government hospitals only, as a service item.

         Asarone, which is manufactured in tablet form, is indicated for bronchial infection and bronchial constriction (symptoms of upper respiratory infection).

         Weifukang is an antiseptic cream for cleansing acne and for relieving the symptoms of eczema, psoriasis and other skin irritations, such as contact dermatitis.

         Cefalexine, Cefalexine is a broad-spectrum antibiotic. It has high sensitivity to staphylococcus, streptococcus, pneumococcus, gonococcus, diplococcus meningitis and others. Cephalexine is approved for and registered for the treatment of respiratory infections; genitourinary tract infections; skin and soft tissue infections; abdominal (gastric) infections; and oral infections.

         Norfloxacin  is  a  medium   spectrum   antibiotic  that  is  primarily
positioned for gastric and urinary infection.

         Lifupeng, Rifampicin is used for treatment of tuberculosis.

We currently manufacture five products, which include:

                                   REGISTRATION STATUS    DISTRIBUTION CHANNEL
     PRODUCT                       (RX OR OTC)            SALES (%RX, % OTC)
     -------                       -------------------    ------------------

     Cafalexin, an antibiotic      Rx                     100%Rx

     Weifukang skin cream          OTC                    100% OTC

     Norfloxacin, an antibiotic    Rx                     100% Rx

     Lifupeng (Rifampacin) for     Rx                     100% Rx
     Tuberculosis

     Asarone alpha (tablets)       OTC/Rx                 33% OTC/67%Rx

TOTAL PERMITTED AND LICENSED PRODUCTS

         The following table lists all of the compounds for which Shenyang Tianwei Werke Pharmaceuticals has permits to manufacture and market. We currently only produce and market the five products listed above. To date we have not commercialized any of the other compounds listed below because our strategy is to focus on branding and brand development prior to introducing new product lines. At present our focus is on establishing and expanding sales of the brands which we have already launched. However, we plan to introduce two new products in 2004 and two additional products in each subsequent year. We have not yet determined which products we will introduce in 2004. The State Food and Drug Administration has recently ordered pharmaceutical companies in The Peoples Republic of China to stop producing two of the 43 products listed below, Meleumcyin Tablets and Arsoer Tabellae for Common Cold. As a result, the State Food and Drug Administration will not renew these licenses in the future. However, we do not feel that this will have an adverse effect on our business since we are not currently commercializing these two products.


  Name
  ----
  ------------------------------------
  Tabellae Asarone
  ------------------------------------
  Compoint Sulfamethoxazole
  ------------------------------------
  Tabellae Amidopyririni Et Caffeini
  ------------------------------------
  Pharacetamol
  ------------------------------------
  Amidopyrini Et Paracetamoli
  Compositae
  ------------------------------------
  Metamizole Sodium
  ------------------------------------
  Tabellae Acidi Acetysalicylici
  Compositae
  ------------------------------------
  Erythromycin
  ------------------------------------
  Erthromycin Ethylsuccinate
  ------------------------------------
  Acetylspiramycini
  ------------------------------------
  Inosini
  ------------------------------------
  Chloramphenicol
  ------------------------------------
  Berberine Hydrochloride
  ------------------------------------
  Fenofibrate
  ------------------------------------
  Meleumycin
  ------------------------------------
  Tabellae Natril Bicarbonatis Cum
  Rheo Et Gentiana
  ------------------------------------
  Tabellae Acetamidopyrrolidoni
  ------------------------------------
  Vitamin C
  ------------------------------------
  Cyproheptadine Hydrochloride
  ------------------------------------
  Arsoer Tabellae for Common Cold
  ------------------------------------
  Atenolol
  ------------------------------------
  Lid Tabellae for Stomach-Regulating
  ------------------------------------
  Glucosum Pro Orale
  ------------------------------------
  Norfloxacin
  ------------------------------------
  Norflaxacin
  ------------------------------------
  Ke Kuai Hao for treating Cough
  ------------------------------------
  Fu Pai Shuan
  ------------------------------------
  Nifedipine
  ------------------------------------
  Tolperisoni Hydrochloridi
  ------------------------------------

  Name
  ----
  ------------------------------------
  Cefalexini Compositum
  ------------------------------------
  Rifampicin
  ------------------------------------
  Indometacin
  ------------------------------------
  Acetamidopyrrolidoni
  ------------------------------------
  Pipemidic Acid
  ------------------------------------
  Paracetamoli Compositae
  ------------------------------------
  Capsules for Removing Erethism
  ------------------------------------
  Albendazol
  ------------------------------------
  Xiaoling for Common Cold
  ------------------------------------
  Weifukang Cream
  ------------------------------------
  Weifukang Cream
  ------------------------------------
  Anti-Chap Skin Cream
  ------------------------------------
  Unguentum Griseofulrini Compositum
  ------------------------------------
  Unguentum Methylis Salicylatis
  Compositum
  ------------------------------------
  Compound Zinc Undecylenate,
  Ointment
  ------------------------------------
  Cremor Crotamitoni
  ------------------------------------
  Clycerol
  ------------------------------------

         Qiqihaer Pharmaceutical Factory 2 of Heilong Group, which is located in the City of Qiqihaer, Heilonjiang Province, manufactures the following products pursuant to an original equipment manufacturing agreement. These products constitute all of the products sold by AXM Pharma at this time.

o        Asarone Tablets
o        Cefalexin Capsules
o        Norfloxacin Capsules
o        Weifukang Antiseptic Cream
o        Lifupeng Granules

         Our agreement with Qiqihaer Pharmaceutical Factory 2, which we entered into in September 2002, requires Qiqihaer Pharmaceutical Factory 2 to manufacture those products that we designate. Under the agreement, Qiqihaer Pharmaceutical Factory 2 must manufacture our products based on quality control variables and timetables supplied by us. We are obligated to pay Qiqihaer
Pharmaceutical Factory 2 when the manufacturing process is complete. Qiqihaer Pharmaceutical Factory 2 is prohibited from selling any of our products. Qiqihaer Pharmaceutical Factory 2 is a medium-sized pharmaceutical factory with approximately 600 employees and over 34 years of operating history. It manufactures injectables, tablets, capsules and other pharmaceutical products for itself and unaffiliated third parties. In 2000, Qiqihaer Pharmaceutical Factory 2 received a Certificate of Good Manufacturing Practices for Human Drugs from the State Food and Drug Administration. The certification remains valid until 2008. Our agreement with Qiqihaer Pharmaceutical Factory 2 expires in September 2004. We anticipate that most of the products that are currently manufactured for us by Qiqihaer Pharmaceutical Factory 2 will be manufactured in our new factory in Shenyang, which is currently under construction. We have, however, begun discussions with other third-party manufacturers whom we may employ if our new facility is not complete prior to the expiration of our agreement with Qiqihaer Pharmaceutical Factory 2 or in the event that it is more cost-effective to continue third-party production of certain products.

CURRENT SALES AND MARKETING

         Our products are currently sold and distributed through only one third-party pharmaceutical distributor, Liaoning Weikang Medicine Co. Pursuant to an agreement between our predecessor company, Shenyang Tianwei Pharmaceutical Factory and Liaoning Weikang Medicine Co., we have granted Liaoning Weikang Medicine Co. exclusive rights to distribute our products in Shenyang. Under terms of our agreement with Liaoning Weikang Medicine Co., our prices must be competitive with other suppliers. Due to the exclusive nature of our agreement with Liaoning Weikang Medicine Co., we are not permitted to sell our products to other customers in Shenyang. Liaoning Weikang Medicine Co. is required to pay for our products in cash at the time of sale. Also, pursuant to an oral agreement, we permit Liaoning Weikang Medicine. Co. to sell our products through sub-distributors in seven territories, including Guangdong, Heilongjiang, Jilin, Fujian, Liaoning and Inner Mongolia and the city of Shanghai. Its sub-distributors include Shanghai Shenwei Drug Co., Guangzhou Kangning Drug Co., and Guangzhou Mingsheng Drug Co. We believe other distributor relationships will be available on comparable terms should any of our existing sales and marketing relationships terminate. Our agreement with Liaoning Weikang Medicine. Co. expires in March 2004. Liaoning Weikang Medicine. Co. has verbally agreed to continue its distribution relationship with us and we anticipate renewing our relationship with Liaoning Weikang Medicine. Co. for distribution in Liaoning Province. Additionally, we are currently negotiating with several other distributors for distribution of our products in additional provinces in the Peoples Republic of China.

COMPETITION
         At present, we do not have a single main competitor. Rather, we compete with different companies in different therapeutic categories. For example, with regard to Asarone Tablets, the product from which we derive the most revenue, we compete with Liuzhou Pharmaceutical Factory, located in Liuzhou City, Guang Xi Autonomous Region. AXM and Liuzhou are the only two companies approved by the State Food and Drug Administration to manufacture Asarone Tablets. However because Liuzhou distributes its Asarone tablets mainly in Southern China and AXM distributes its products mainly in Northern China, the two companies do not really compete head to head in their respective markets. We compete with two companies for distribution of our product Weifukang herbal antiseptic skin cream, Zhejiang Wenzhou Pharmaceutical Factory and Ying Kou Biochemical Pharmaceutical Factory. However, one of these competitors, Zhejiang Wenzhou, targets its product to public bath houses, and does not compete in the pharmaceutical distribution segments in which AXM sells Weifukang. Ying Kou Biochemical Pharmaceutical Factory's main business focus is its bulk bioprocessing business. Their herbal antiseptic product is a minor line. Our largest competitor for both Cefaxlin Capsules and Norfloxacin Capsules is Yanfeng Pharmaceutical in Shenyang. As a company in the same city, they are considered to be a direct competitor. Yanfeng Pharmaceutical Company is a recently privatized State Owned Enterprise. They employ approximately 400 persons. Their sales territory focus is in Shenyang city and although market share information is not available we consider Yanfeng Pharmaceutical Company to be a major competitor.

RESEARCH & DEVELOPMENT

         Our research and development activities have focused on quality and laboratory testing of compounds developed by others, and administration of the testing process and the negotiations for rights to the compounds. In this effort, we have developed working relationships with Shenyang Medical University and the Liaoning Research Institute for Traditional Chinese Medicine and Beijing Shiehe Medical University. As a result of our cooperative work with our research partners, we have expended only a nominal amount (relating only to analytical testing, travel and meeting expenses) on research and development during the year ended December 31, 2002.

EMPLOYEES

         At March 25, 2004, we had two employees in our U.S.-based headquarters and approximately 35 full-time employees at our facilities located in The Peoples Republic of China. Until our new factory is completed, we intend to hire additional employees on a part-time or independent contractor basis in connection with certain projects in The Peoples Republic of China. We also intend to hire up to two additional employees to serve in administrative positions at our U.S.-based headquarters in the near future.

         Once our new factory is completed, our forecast for staffing includes:

o approximately 200 full time employees in manufacturing, management administration and marketing/sales
o approximately 10 independent contractors assigned to market research and market analysis
o approximately 90 sales persons assigned to in-store promotion at the retail pharmacy level
o approximately 10 medical doctors employed part time to write technical briefs for products and diseases of interest

         None of our current employees is represented by a labor union and we consider our relationships with our employees to be good.

REGULATORY ENVIRONMENT

EFFECT OF GOVERNMENT REGULATION

         The modernization of regulations for the pharmaceutical industry is relatively new in the The Peoples Republic of China and the manner and extent to which it is regulated will continue to evolve. As a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in the Peoples Republic China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. In addition as a Wholly Foreign Owned Enterprise we are subject to the Foreign Company provisions of the Company Law of the Peoples Republic of China, which governs the conduct of our wholly owned subsidiary, Shenyang Tianwei Werke Pharmaceuticals and its officers and directors. Changes in these laws or new interpretations of existing laws may have a significant impact on our methods and our costs of doing business.

         Additionally, we will be subject to varying degrees of regulation and permitting by governmental agencies in The Peoples Republic of China. For example, in 1999, the State Food and Drug Administration of The Peoples Republic of China set up an administrative system for the classification of prescription and over-the-counter drugs. Since then, the State Food and Drug Administration has issued a series of guidelines on interpretation of the new classification system in such areas as labeling, usage instructions and packaging of over-the-counter products.

         Recently, the State Food and Drug Administration implemented new Good Manufacturing Practices guidelines for licensing of pharmaceutical products. We will be required to comply with these new guidelines by December 31, 2004, in order for our current licenses to be renewed. Since we are constructing our new factory in Shenyang to meet more stringent U.S. Good Manufacturing Practices requirements, we believe that we will satisfy the new guidelines and that our current licenses will be renewed. Failure to satisfy these new guidelines would have a material adverse effect our business.

         There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our business, that regulators or third parties will not raise material issues with regard to our business and operations or our compliance or non-compliance with applicable regulations or that any changes in applicable laws or regulations will not have a material adverse effect on AXM Pharma.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         We are subject to the environmental laws of The Peoples Republic of China and its local governments. However, because we currently outsource manufacturing of our proprietary licensed products, we do not incur significant expense related to compliance with such laws nor do we expect to be affected significantly by compliance with such laws.

COMPLIANCE WITH REGISTERED CAPITAL REQUIREMENTS

         Pursuant to the Company Law of The Peoples Republic of China, we are required to contribute a certain amount of "registered capital" to our wholly owned subsidiary, Shenyang Tianwei Werke Pharmaceuticals. Shenyang Tianwei Werke Pharmaceuticals' current registered capital requirement is US $10,000,000, of which we have contributed $8,579,181. Since Shenyang Tianwei Werke Pharmaceuticals is classified as a Wholly Foreign Owned Enterprise, pursuant to the Law on Foreign Capital Enterprises of The Peoples Republic of China, as well as its implementation rules (also known of the "Wholly Foreign Owned Enterprise Law"), we were not required to contribute all of our registered capital at the time Shenyang Tianwei Werke Pharmaceuticals was issued its business license. We are, however, expected to fully satisfy this registered capital requirement within a reasonable time period. We plan to satisfy this requirement through the completion of our new factory in Shenyang, the value of which will exceed the current shortfall in registered capital. Since we have been informed by our legal counsel in The Peoples Republic of China that they are not aware of any instance where the business license of a Wholly Foreign Owned Enterprise has been revoked due to failure to satisfy the registered capital requirement within a stipulated time period when most of its registered capital has been contributed, we do not believe that the current shortfall presents material risk to our business in The Peoples Republic of China. Moreover, we currently have sufficient funds available to satisfy the registered capital requirement if necessary. However, our management has determined that we will only contribute the funds to Shenyang Tianwei Werke Pharmaceuticals as they are needed to accomplish construction of the new factory or for other valid corporate purposes in The Peoples Republic of China. In February and March 2004, we transferred an additional $1,500,000 to Shenyang Tianwei Werke Pharmaceuticals, Inc., which, once the appropriate regulatory authorities accept it, will fully satisfy Shenyang Tianwei Werke Pharmaceuticals' registered capital requirement.

REPORTS TO SECURITY HOLDERS

         This annual report, including the exhibits and schedules filed as part of the annual report, may be inspected at the public reference facility maintained by the Securities and Exchange Commission ("SEC") at its public reference room at 450 Fifth Street, NW, Washington, DC 20549 and copies of all or any part thereof may be obtained from that office upon payment of the prescribed fees. You may call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room and you can request copies of the documents upon payment of a duplicating fee, by writing to the SEC. In addition, the SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically with the SEC which can be accessed at www.sec.gov.

         The Company also makes its periodic and current reports available, free of charge, on its website, www.axmpharma.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate and United States offices are located at 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada. The current rent for these premises is $200.00 per month. Our lease expires on February 28, 2005. Our United States marketing office is located at 4695 McArthur Court, 11th Floor, Newport Beach, California 92660. The current rent for these premises is $2,647.94 per month. Our lease expires in September 30, 2004.

         Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The People's Republic of The Peoples Republic of China. The current rent for these facilities is US$2,916.66 per month and our lease expires in October 2007.


ITEM  3. LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote to the security holders during 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The common stock is currently listed on the American Stock Exchange under the symbol "AXJ." Prior to March 14, 2003, the date on which the reverse acquisition with Werke Pharmaceuticals, Inc. occurred, the common stock was quoted under the symbol "WICK" on the over-the-counter Bulletin Board.

         The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 30, 2002. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

         Fiscal 2003                                                HIGH    LOW
                                                                    ----    ----
         Quarter ended March 31, 2002 ............................ $0.55   $0.10
         Quarter ended June 30, 2002 .............................  7.00    0.11
         Quarter ended September 30, 2002 ........................  0.51    0.10
         Quarter ended December 31, 2002 .........................  0.51    0.09
         January 1, 2003 to March 13, 2003 .......................  0.51    0.14
         Quarter ended March 30, 2003 (beginning on March 14) ....  1.85    0.14
         Quarter Ended June 30, 2003 .............................  6.69    1.05
         Quarter Ended September 30, 2003 ........................  5.68    4.20
         Quarter Ended December 31, 2003 .........................  5.10    3.30

         At December 31, 2003, the closing bid price of our common stock was $4.95. At December 31, 2003, there were approximately 118 record holders of our common stock. This number excludes any estimate by AXM Pharma of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

         Starting on March 3, 2004, our common stock listed on the American Stock Exchange, also called the AMEX, under the trading symbol "AXJ." On March 25, 2004, the closing bid for our common stock as reported on the AMEX was $5.21 per share. As of March 25, 2004 there were 14,807,780shares of common stock outstanding, 2,425,000 shares of Series A Preferred Stock outstanding and 860,000 shares of Series B Preferred Stock outstanding.

         We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In order to accomplish the March 2003 share exchange with Werke Pharmaceuticals, Inc., we issued an aggregate of 11,420,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Werke Pharmaceuticals, Inc. The shares issued to the former shareholders of Werke
Pharmaceuticals, Inc. were issued to 25 accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and to 33 non-U.S. persons pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

         On April 30, 2003, we issued 30,000 shares of restricted common stock to Rabelaisian Resources, Plc. pursuant to a consulting agreement. Rabelasian Resources' services were business and product development. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.80 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Rabelasian Resources was $54,000.

         On April 30, 2003, we issued 150,000 shares of restricted common stock to Madden Consulting, Inc. pursuant to a consulting agreement. The services to be provided under the consulting agreement were investor and public relations. On September 18, 2003, we issued an additional 400,000 shares to Madden Consulting, in connection with renewal of its consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares issued on April 30, 2003, were valued at $1.80 per share and the shares issued on September 18, 2003, were valued at $5.00 per share, the market price for shares of our common stock at the respective times of issuance. Therefore, the total aggregate value of the consideration paid to Madden Consulting was $270,000 on April 30, 2003, and $2,000,000 on September 18, 2003.

         On May 1, 2003, we issued 25,000 shares of restricted common stock to Robert Alexander pursuant to a consulting agreement. The services to be provided under the consulting agreement were the identification and evaluation of pharmaceutical companies, products and licenses in Canada. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.50 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Robert Alexander was $37,500.

         On May 21, 2003, we issued 40,000 shares of restricted common stock to Amaroq Capital, LLC pursuant to a consulting agreement. The services to be provided under the consulting agreement were business development and financial consulting. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.75 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Amaroq Capital was $70,000.

         On May 21, 2003, we issued 15,000 shares of restricted common stock to McCartney Multimedia, Inc. in consideration for the creation of our website and corporate logo. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.75 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to McCartney Multimedia was $26,250.

         On June 27, 2003, we issued 80,000 shares of restricted common stock to Woodbridge Management, Ltd. pursuant to a consulting agreement. The services to be provided under the consulting agreement were business development, corporate strategy, and assistance with joint ventures, mergers and acquisitions. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $4.45 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Woodbridge Management was $356,000.

         On August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock at a price per share of $2.00 and 2,750,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share, to two accredited investors pursuant to a private equity financing. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. We also issued a five-year warrant to purchase up to 275,000 units , each Unit consisting of one share of preferred stock and one Warrant at an exercise price of $2.00 per Unit to TN Capital Equities, Ltd., our placement agent in connection with the private equity financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On August 31, 2003, we issued 41,667 shares to Peter Cunningham, our President and Chief Executive Officer, pursuant to the terms of his employment agreement with AXM Pharma. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.00 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Peter W. Cunningham was $208,335.

         On September 18, 2003, we issued 100,000 shares to Lan Hao, our Chief Financial Officer, pursuant to the terms of his employment agreement with AXM Pharma. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.00 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Lan S. Hao was $500,000.

         On December 31, 2003, we issued 860,000 shares of our preferred stock, at a price per share of $2.25 and 1,000,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share. Holders of our warrants may also exercise the warrants through a cashless exercise under certain circumstances. In addition, we issued to TN Capital Equities, our placement agent, a five-year warrant to purchase up to 86,000 shares of our preferred stock for $2.25 per share and up to 100,000 warrants to purchase shares of our common stock upon exercise at $3.00 per share, on a pro-rata basis to the number of shares of preferred stock purchased. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On January 26, 2004, the Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement. Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist AXM Pharma with broker relations for our stock. The warrants are for a term of five years and have an exercise price equal to $4.74 per share. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $565,000.

         On February 2, 2004, we issued 200,000 shares of restricted common to the Aston Organization. We have only released 20,000 of the issued shares to the Aston Organization. The remaining 180,000 shares are to be released monthly based upon a vesting schedule of 15,000 shares per month during the term of the agreement. The services to be provided under the agreement are investor relations. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the Aston Organization was $1,130,000.

ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION


The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

         On March 14, 2003, we completed a share exchange with Werke Pharmaceuticals, Inc., a Delaware corporation, formed to develop and finance the growth of Chinese based pharmaceutical companies. As a result of the share exchange, Werke became our wholly owned subsidiary. Werke's wholly owned operating subsidiary is Shenyang Tianwei Werke Pharmaceutical Co. Ltd., a northern China-based pharmaceutical company. The comparables discussed below relate to the operations of Werke and its wholly owned subsidiary, Shenyang Tianwei Werke Pharmaceutical Co., for the periods discussed.

         We anticipate seeking Chinese government approval to repackage our product line with the AXM Pharma brand during 2004 following completion of a full redesign and reconfiguration of our packaging by our international brand consulting firm.

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

LIQUIDITY AND CAPITAL RESOURCES

         Total assets increased from $4,312,196 at December 31, 2002 to $11,024,738 at December 31, 2003. The increase is primarily attributable to receipt of $4,888,502 in net proceeds from the placement of securities and accounts receivable that increased approximately $1.7 million and a $.9 million inventory increase. All of these increases except for cash are directly attributable to the increase in sales of $6.9 million or 223% over the period ended December 31, 2002.

         During the third quarter, we completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,888,502. Pursuant to the terms of the purchase agreements with our investors, dated as of August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock, $.001 par value per share, at a price per share of $2.00 and 2,750,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share.

         Our total outstanding current liabilities increased to approximately $3.4 million at December 31, 2003, as compared to approximately $1.4 million at December 31, 2002. The current liabilities increase was the result of an increase in value-added tax payable and accrued expenses.

         From December 31, 2002, to December 31, 2003, our cash and cash equivalents increased by approximately $2.8 million as a result of receipt of net proceeds in the private placement offering of $4,888,502. This figure was offset by cash general, administrative and selling expenses of approximately $3.7 million. The sales, general and administrative expenditures were incurred primarily for offering fees and expenses, planning and construction, legal and accounting fees and consulting fees. Approximately $3.5 million of non-cash general, administrative and selling expenses were incurred in 2003. The non-cash expense is where we pay for services (e.g. financial consulting and investor relations services) using shares of our common stock. In the past the Company took advantage of these opportunities to conserve cash.

         Assuming there is no decrease in current accounts payable, and accounting for various one-time expenses, the Company's negative cash flow is approximately $185,000 per month. Without a significant change in sales and operating gross profits, our only source of significant additional funds to meet future operating expenses is the sale of our securities. The amount of cash on hand is sufficient to meet our operating expenses through at least December 31, 2004. Management anticipates that the future prospects and trends in our business indicate that we may experience at least a 100 percent growth of sales and operating gross profits during 2004.

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

         Additionally, in order to ensure that sufficient funds are available to develop various additional phases of the new Shenyang plant, we may in the near future, following completing any regulatory or contractual obligations, provide notice of redemption of the warrants sold in the private placement, which would have the effect of forcing exercise of the warrants; provided the exercise price of the warrants is less than the market price of our common stock at the time the notice of redemption is provided to our investors. If one hundred percent of these warrants were exercised, we would receive approximately $8,250,000 in gross proceeds. Our ability to provide notice of redemption of the warrants is, however, subject to several factors beyond our control. Such factors include, the effectiveness of our registration statement on Form SB-2, originally filed on September 25, 2003, at the time of the notice of redemption, and the price of our common stock on the market on which it is listed. Therefore, there can be no guarantee that we will be able to provide notice of redemption of the warrants or that we will receive any proceeds from the exercise of the warrants.

         If the warrants are not exercised and we are unable to provide necessary capital for construction of the Shenyang plant from future revenues or financing activities, this may cause delays in the construction of the Shenyang plant. More likely, however, is that in the absence of the funds from the exercise of the warrants, we will still be able to complete the Shenyang plant but we will be forced to acquire manufacturing equipment that operates at lower capacity and speed. We intend to use the additional funds from exercise of the warrants, if any, for engineering support to increase speed of production through improving work flow and using higher speed equipment; for higher speed equipment for tableting and encapsulation production; and for higher volume equipment and higher speed equipment for cream mixing and filling production.

CRITICAL ACCOUNTING POLICIES

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

         In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure--an amendment of Financial Accounting Standards Board Statement No. 123." This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

         We did not issue any stock options to employees during the 2003 fiscal year, therefore pro forma disclosures are not required for the twelve months ended December 31, 2003.

CONVERTIBLE PREFERRED STOCK

         Convertible Preferred Sock issued by AXM Pharma is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants. This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted. The beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models. The beneficial conversion feature is limited to the total proceeds received.

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

VALUE ADDED TAX

         Value added tax payable is reported as a significant liability. The accounting policies adopted by management include full disclosure of the Value Added Tax liability calculated at 17% of the difference between ex factory price and the cost of raw materials, less the cost of the fees paid to the third-party original equipment manufacturing company.

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

COMPARISON OF RESULTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, TO THE FISCAL
--------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002.
-----------------------------

     REVENUE. During the fiscal year ended December 31, 2003, we generated $10,025,605 from product sales compared to revenues from product sales for the fiscal year ended December 31, 2002, of $3,103,656. This is an increase of $6,921,949 or approximately 223%. The increase is primarily due to more robust sales of our product line, particularly the sales of Asarone tablets and Weifukang cream. Domestic Chinese customers accounted for 100% of total sales. We estimate that 45% of these sales were from the sale of Asarone Tablets and 27% were from the sale of Weifukang cream.

         Management anticipates growing total revenues by as much as 100% in 2004, through broader distribution within China and the addition of one or more new products. Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross sales below those achieved for the year ended December 31, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impact future sales and or operating profits

         GROSS PROFIT. Gross profit on product sales for the fiscal year ended December 31, 2003, was $3,497,325 compared to $621,579 for the fiscal year ended December 31, 2002, an increase of $2,875,746 or approximately 462%. The increase in gross profits during 2003 was due primarily to the $6.9 million increase in sales. More efficient third party product manufacturing accounted for the remainder of the increase in our gross profits. Assuming the product sales mix remains the same, management anticipates future gross profit margins to increase by as much as another 5% in 2004. This gross profit margin increase is due to higher pricing of our products and slightly lower production and distribution costs. We plan to achieve higher average unit prices through the introduction of new high value products and the revision of marketing and pricing programs to reflect the Wholly Foreign Owned Entity status of the Company. The State Food and Drug Administration allows for higher prices to be charged in the hospital tendering process by foreign owned enterprises as compared to locally owned companies. We believe that lower production and distribution costs will result from the opening of the new manufacturing facility, which will enable us to reduce processing costs through the use of high speed equipment. Further, with our own factory operating, we eliminate the need to pay the processing fees to the third-party original equipment manufacturer. We also believe that the increased unit production and sales volume being achieved will enable us to negotiate improved raw material supply prices. Despite the views of management, the statement concerning future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those achieved for the three months ended September 30, 2003. Pricing of our products and gross profit on product sales could change due to competitive forces that could negatively impact future sales and or operating profits.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred Sales, General and Administrative expenses of $7,205,392 for fiscal year ended December 31, 2003, compared to $673,936 for the fiscal year ended December 31, 2002, an increase of $6,531,456. There were $3,522,085 in non-cash expenses in recognition of stock issued to cover administrative services provided by consultants in lieu of cash. The cash Selling, General and Administrative expense was $3,683,307 for the same period, or an increase of $3,009,371 and was the result of the increased personnel and outside services required to prepare the Company for the increase in sales, marketing of our products, expenses associated with our public reporting status and increased activities associated with the proposed construction of a new plant in Shenyang.

         NON-CASH CONSULTING ACTIVITIES. During the year ended December 31, 2003, our Board of Directors authorized the issuance of shares of our restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $3,522,085 for the issuance of these shares during the year ended December 31, 2003.

         NET LOSS. We recorded a Net Loss applicable to common shareholders for the fiscal year ended December 31, 2003, of $6,771,556 compared to a Net Loss of $52,357 for the fiscal year ended December 31, 2002. The increase is the result of the aforementioned increase in Selling, General and Administrative expenses and approximately $3.1 million charged to the deemed dividend from beneficial conversion feature embedded in the preferred stock. The net loss per share for the year ended December 31, 2003 was $0.52 per share calculated on weighted average shares outstanding of 12,927,956. This was compared to a net loss per share for the year ended December 31, 2002 of $0.01 for weighted average shares outstanding of 10,000,000.


RISK FACTORS
------------

You should carefully consider the risks described below before making an investment in AXM Pharma. All of these risks may impair our business operations. If any of the following risks actually occurs our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

We may not be able to adequately protect and maintain our intellectual property.

         Our success will depend in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products. No assurance can be given that licenses or rights used by AXM Pharma will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license to any third-party technology that we may require to conduct our business or that such technology can be licensed at a reasonable cost. There is no certainty that we will not be challenged by our partners for non-compliance with our licensing arrangements. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensor or compensation to AXM Pharma.

We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products.

         The manufacture and sale of pharmaceutical products in The Peoples Republic of China is highly regulated by a number of state, regional and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approval and reimbursement listings for marketing new and existing products. In addition, our future growth and profitability are, to a significant extent, dependent upon our ability to obtain timely regulatory approvals and reimbursement from the relevant authorities.

         The State Food and Drug Administration of The Peoples Republic of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for Good Manufacturing Practices certification by June 30, 2004, and to receive approval by December 31, 2004. As a result, we plan to submit our application to the State Food and Drug Administration within the required time period. Furthermore, we believe that our new factory, which is currently under construction in Shenyang and which is being constructed to meet more stringent U.S. Good Manufacturing Practices requirements, will pass the certification process and that our current licenses will be renewed under the new guidelines. However, should we fail to receive certification under the new guidelines promulgated by the State Food and Drug Administration, our business would be impacted in a materially adverse manner.

Our dependence on certain local parties may impact our ability to control certain aspects of our operations.

         Our operations may become substantially dependent on local Chinese partners to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and permits. Any failure to form or maintain alliances with local partners, or the preemption or disruption of such alliances by our competitors or otherwise, could adversely affect our ability to penetrate and compete successfully in the Chinese marketplace. In addition, in the uncertain legal environments in The Peoples Republic of China, our business may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate, their agreements or other understandings with AXM Pharma.

We rely on third parties for the supply, manufacture and distribution of our products.

         Third parties manufacture and distribute all of our products. We do not currently have manufacturing facilities, personnel or access to raw materials to independently manufacture our products. Currently, our products are manufactured by Qiqihaer Pharmaceutical Factory 2 and our products are distributed by Liaoning Weikang Medicine Co. Ltd. Except for any contractual rights and remedies that we may have with our manufacturer and our distributor, we have no control over the availability of our products, their quality or cost or the actual distribution of our products. Our current distribution agreement with Liaoning Weikang Medicine Co. Ltd. expires at the end of March 2004. Although Liaoning Weikang Medicine Co. Ltd. has verbally agreed to continue as our distributor at this time, we have not yet signed a definitive written agreement for distribution of our products with either Liaoning Weikang Medicine Co. Ltd. or any other distributor. If for any reason we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we may not be able to produce and distribute our products as planned. If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer that we have engaged will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements. In addition, production of our products may require raw materials for which the sources and quantities are limited. An inability to obtain adequate supplies of raw materials could significantly delay development, regulatory approval and marketing of our products.

During the fiscal years ended December 31, 2003 and 2002, one distributor accounted for 100% of our net revenues.

         During the fiscal years ended December 31, 2003 and 2002, one distributor, Liaoning Weikang Medicine Co., Ltd., accounted for 100% of our net revenues during the past two fiscal years. Any dispute with Liaoning Medicine Co. could have a material adverse effect on our ability to distribute our products. Additionally, should Liaoning Weikang Medicine Co.'s business suffer for any reason or if they encounter problems with their customers our business would be adversely affected.

         Additionally, our distributor, Liaoning Weikang Medicine Co. is required to comply with new Good Sales Practices guidelines promulgated by the State Food and Drug Administration by December 31, 2004. We have been informed by Liaoning Weikang Medicine Co. that they are in the process of preparing for this certification requirement and that they expect to meet the new requirements. If, however, Liaoning Weikang Medicine Co. does not meet the new certification requirements, we would be forced to find a new distributor for our products that is in compliance with the new guidelines. Any delay in our distribution caused by such an event could have a material adverse effect on our business. Furthermore, we may not be able to obtain terms as favorable to us from a new distributor as the terms we have currently negotiated with Liaoning Weikang Medicine Co., which could also have an adverse effect on our business.

We may have difficulty competing with larger and better financed companies in our sector.

         The ethical and over-the-counter drug markets in The Peoples Republic of China are very competitive and competition may increase. Products compete on the basis of efficacy, safety, side effect profiles, price and brand differentiation. Some of our competitors may have greater technical and financial resources than AXM Pharma and may use these resources to pursue a competitive position that threatens our products. Our products could be rendered obsolete, or uneconomical by the development of new pharmaceuticals to treat conditions addressed by our products, as a result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of our competitors.

We are dependant on certain key existing and future personnel.

         Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Peter Cunningham, our Chief Executive Officer; Chet Howard, our Chief Financial Officer; and Wang Wei Shi, Chief Executive Officer of Shenyang Tianwei Werke Pharmaceuticals and Chairman of AXM Pharma. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We currently only have an employment agreement with Peter Cunningham . We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require not only a strong background in the pharmaceutical industry, but a familiarity with language and culture in the markets in which we compete. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

         We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process. Our planned expansion over time is founded on a simple principal of introducing two new products or line extensions each year and to expand distribution into two new territories each year. This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions. We believe that our planned expansion will require $5.0 million in total over three years, which we intend to fund out of our future revenues and, if necessary, additional financing. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development of new drugs, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development from our future revenues. Similarly, there is no assurance that we can successfully secure such rights from third parties on an economically feasible basis.

We may be subject to product liability claims in the future.

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place by the first quarter of fiscal 2004; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.


RISKS RELATING TO THE PHARMACEUTICAL INDUSTRY IN THE PEOPLE'S REPUBLIC OF CHINA

Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business.

         The pharmaceutical industry is relatively new in the emerging markets of The Peoples Republic of China that we are targeting, and the manner and extent to which it is regulated in these geographical areas is evolving. As a Chinese corporation, AXM Pharma is subject to the Company Law of The Peoples Republic of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of the People's Republic of China. Additionally, as a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in The Peoples Republic of China. There can be no assurance that the future regulatory, judicial and legislative changes will not have a material adverse effect on AXM Pharma, that regulators or third parties will not raise material issues with regard to AXM Pharma or our compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on AXM Pharma or our operations.

We may experience barriers to conducting business due to governmental policy.

         The State Food and Drug Administration of The Peoples Republic of China set up a classification administrative system in 1999 for prescription and over-the-counter drugs. Since then, the State Food and Drug Administration has issued a series of guidelines for interpretation of the new classification system for labeling, usage instructions and packaging of over-the-counter products. The State Food and Drug Administration currently requires that pharmaceutical manufacturers clearly label drugs for over-the-counter sales and distinguish them from those to be sold in hospitals as ethical drugs. We have instituted this policy as required by the State Food and Drug Administration. To date, we have never experienced any problems with compliance with the regulations of the State Food and Drug Administration. We have never been investigated for noncompliance by this agency nor have we violated any regulations of the State Food and Drug Administration.

Our business may be adversely affected by government plans to consolidate state owned pharmaceutical companies in the Peoples Republic of China.

         The Ministry of Commerce announced plans to consolidate nearly 5,000 state owned pharmaceutical companies into approximately 12 to 15 companies. The Ministry of Commerce has stated that it targets the size of these remaining firms to be at least U.S.$ 10.0 billion revenue per annum in the future (U.S.$
5.0 billion by the year 2010). Their primary business will be to make generic pharmaceutical products for sale to state owned hospitals. The planned consolidation has already commenced and is anticipated to continue until the goals of the Ministry of Commerce have been realized. The Ministry of Commerce has set a near term goal of having 10 large companies with annual sales of over RMB 5 billion by 2005. We are not aware, however, at this time of how many companies have been consolidated or when the planned consolidation will be completed. A recent example of the consolidation amongst state owned pharmaceutical companies is the acquisition by the conglomerate Huayuan Group of a 40% stake in Shanghai Pharmaceutical Group. This new company will be involved in Manufacture, distribution and research and development. An objective of the consolidation is to establish a manufacturing standard consistent with U.S. Good Manufacturing Practices. It is planned that all products manufactured in The Peoples Republic of China will meet U.S. Good Manufacturing Practices standard in the future.

         AXM Pharma has initiated several programs to mitigate any potential negative impact that this consolidation may have. These steps include commencing construction of a U.S. Good Manufacturing Practices qualified facility that will comply with both Chinese and U.S. requirements; seeking to license original molecules from multi national pharmaceutical firms and specialist drug discovery firms to participate in the patented prescription product segment of the market which provides certain protections and pricing multiples not available in other segments;; and pursuing expansion into the distribution segment of the pharmaceutical business which is being opened for foreign companies at this time. This access is supported by new government regulation. Despite these steps, however, should The Ministry of Commerce follow through with its plans to consolidate the many fragmented Chinese pharmaceutical companies into a smaller number of large firms, we will face increased competition from large, well funded, government supported companies. Our business could be adversely affected by this increased competition.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States.

         The Peoples Republic of China has adopted currency and capital transfer regulations. These regulations may require that we comply with complex regulations for the movement of capital. In order to comply with these regulations we may have to revise or change the banking structure of our company or its subsidiaries Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations to the U.S.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

         The value of the Renminbi fluctuates and is subject to changes in The Peoples Republic of China's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People's Bank of China, which are set daily based upon the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to United States dollars has generally been stable. As of November 15, 2003, the exchange rate between the Renminbi and the United States dollar was 8.26 Renminbi to every one United States dollar.

We may face obstacles from the communist system in The Peoples Republic of China.

         Foreign companies conducting operations in The Peoples Republic of China face significant political, economic and legal risks. The Communist regime in The Peoples Republic of China, including a stifling bureaucracy, may hinder Western investment. Another obstacle to foreign investment is corruption. There is no assurance that we will be able to obtain recourse, if desired, through The Peoples Republic of China's poorly developed and often corrupt judicial systems.

We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China.

         The Peoples Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The Peoples Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Trade barriers and taxes may have an adverse effect on our business and operations.

         We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax . The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not have an adverse effect on our finances and operations.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in The Peoples Republic of China.

         Because several of our directors, including Wei Shi Wang, the chairman of our Board of Directors, are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against AXM Pharma and/or its officers and directors by a shareholder or group of shareholders in the U.S. Also, although our executive officers are

U.S. citizens, because they may be residing in The Peoples Republic of China at the time such a suit is initiated achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in The Peoples Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization.

         Due in part to the relaxation of trade barriers following World Trade Organization accession in January 2002, we believe The Peoples Republic of China will become one of the world's largest pharmaceutical markets by the middle of the twenty-first century. As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers. With the Chinese accession to the World Trade Organization, the Chinese pharmaceutical industry is gearing up to face the new patent regime that is required by World Trade Organization regulation. The Chinese government has begun to reduce its average tariff on pharmaceuticals. The Peoples Republic of China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of The Peoples Republic of China. Current trading rights and distribution restrictions are to be phased out over a three-year period. In the sensitive area of intellectual property rights, The Peoples Republic of China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that The Peoples Republic of China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.

The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our operations and the operations of our contract manufacturers and distributors.

            The SARS outbreak has been most notable in Asia, in particular The Peoples Republic of China, Singapore and Vietnam. Our principal administrative, sales, marketing and production development facilities are located in the Northern portion of The Peoples Republic of China and the operations of all of our contract manufacturers and distributors are located in The Peoples Republic of China, as well. The development, manufacture, marketing and distribution of our pharmaceutical products could suffer if a significant number of our employees or the employees of our contract manufacturers or distributors contract SARS or otherwise are unable to fulfill their responsibilities. In addition, while we possess technology that would allow us to develop and market products with minimal travel to or from Asia, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. Because of our relatively small size, many of our competitors may be better able to withstand the adverse impact to their businesses resulting from the SARS outbreak.

RISKS RELATING TO OWNERSHIP OF COMMON STOCK

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

         There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of February 2004, our common stock traded an average of approximately 55,000 shares per day. As of March 25, 2004, the closing bid price of our common stock on the American Stock Exchange was $ 5.21 per share. As of March 25, 2004, we had approximately 114 shareholders of record not including shares held in street name. In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

The fact that our directors and officers own approximately 38.65% of our capital stock may decrease your influence on shareholder decisions.

         Our executive officers and directors, in the aggregate, beneficially own approximately 38.65% of our capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

The outstanding warrants may adversely affect AXM Pharma in the future and cause dilution to existing Shareholders.

         The holders of the warrants have until August 21, 2008, September 12, 2008, and December 31, 2008, respectively, to exercise their warrants. There are currently 3,333,750 warrants outstanding, which are exercisable at a price of $3.00 per share, subject to adjustment in certain circumstances. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements required by this item appear at the end of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2003

         Statement of  Operations-  For the years ended  December 31, 2002,  and
         2003.

         Statement of Stockholders Equity - For the years ended December 31, 2002, and 2003.

         Statement of Cash Flows - For the years ended December 31, 2002, and 2003.

         Notes to Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

         The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS

         There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table and text set forth the names and ages of all directors and executive officers of AXM Pharma as of March 25, 2004. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in April of 2004, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. To date we have not had an annual meeting. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


NAME                            AGE           POSITION
----                            ---           --------
Wang Wei Shi                     45           Chairman
Douglas C. MacLellan             47           Vice Chairman
Peter W. Cunningham              47           Chief Executive Officer, President
Mark H. Elenowitz                34           Director
Mark J. Bluer                    41           Director
Chet Howard                      61           Chief Financial Officer
Montgomery F. Simus              36           Director
Chaoying (Charles) Li            33           Director

          MS. WANG WEI SHI, CHAIRMAN. Ms. Wang became Chairman of AXM Pharma when we acquired Werke Pharmaceuticals, Inc. in March 2003 and has been Chairman of Shenyang Tianwei Werke Pharmaceuticals and Vice-Chairman of Werke Pharmaceuticals, Inc. since December 2000. From 1999 until December 2000, Ms. Wang was Chairman and General Manager of Shenyang Tianwei Pharmaceutical
Factory, Ltd., a predecessor to Shenyang Tianwei Werke Pharmaceuticals. Since May 1996, she has also been Chairman of Liaoning Shenda Import and Export Company, a Chinese import/export company. From 1984 through 1988, Ms. Wang was the Manager of the Finance Department of the Shenyang Five Mineral Import and Export Company, a Chinese import/export company. Ms. Wang attended Beijing University and Shenyang University and studied financial management, accounting and economics.

         MR. DOUGLAS C. MACLELLAN, VICE-CHAIRMAN. Mr. MacLellan became Vice-Chairman of AXM Pharma in connection with our acquisition of Werke
Pharmaceuticals,  Inc.  in  March  2003  and has  been  Vice-Chairman  of  Werke
Pharmaceuticals, Inc. since October 2000 and Vice Charman of the Board of Directors of Shenyang Tianwei Werke Pharmaceutical Co., Ltd. since December 2000. Mr. MacLellan is a venture capitalist and business incubation executive. He holds significant expertise in developing and financing Chinese-based businesses, particularly in the telecommunications, software and Internet industries. Since May 1992, Mr. MacLellan has been President and Chief Executive Officer of the MacLellan Group, Inc., a privately-held business incubator and financial advisory firm. From March 1998 through October 2000, Mr. MacLellan was the co-founder and a significant shareholder of Wireless Electronique, Ltd., a China-based telecommunications company having joint venture operations with China Unicom (NASDAQ: CHU) in Yunnan, Inner Mongolia and Ningxia provinces. He is also a co-founder and, since May 1997, has been a director of Datalex Corporation, a Canadian-based legacy software solution provider. Mr. MacLellan is also a member of the board of directors and chairman of the audit committee of AMDL, Inc. (AMEX: ADL), a publicly-held biotechnology firm. From November 1996 to March 1998, Mr. MacLellan was co-Chairman and an Investment Committee member of the Strategic East European Fund. From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets. Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation (NASDAQ: FCLX), an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America (NASDAQ: ATTL) in August 2000. During 1996, he was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority-owned subsidiary of Metromedia International Group, Inc. (AMEX: MMG). Mr. MacLellan was educated at the University of
Southern California in economics and finance, with advanced training in classical economic theory.

         MR. PETER W. CUNNINGHAM, CHIEF EXECUTIVE OFFICER, PRESIDENT. Mr. Cunningham was appointed as our Chief Operating Officer in August 2003 and promoted to the positions of Chief Executive Officer and President in September 2003. He is a known pharmaceutical industry advisor with extensive experience in creating increased market share for new and existing ethical drug and over-the-counter pharmaceutical products. He has more than 15 years of experience working in the healthcare industries in the Asia Pacific region. Since 1997 Mr. Cunningham has been an independent consultant to the pharmaceutical industry. From 1994 to 1997, he was the Principal Consultant in the firms Marc J Consultants & Coopers & Lybrand / Marc J Consultants Healthcare Industry Practice. He is the former General Manager of Sterling Drug Singapore (1983 to 1985), where he was the youngest General Manager in the company's history. He held regional management positions with Rhone Poulenc Rorer from 1987 to 1990, and Becton Dickinson from 1990 to 1994. While at Becton Dickinson, he held additional responsibility as a member of an internal strategy advisory team comprising headquarters staff and visionary management from various operations worldwide. Mr. Cunningham received his MBA from The George Washington University and a B.A. from the State University of New York and is a Research Fellow at the American Red Cross National Headquarters.

         MR. MARK H. ELENOWITZ, DIRECTOR. Mr. Elenowitz became a Director of AXM Pharma in connection with our acquisition of Werke Pharmaceuticals, Inc. in March 2003. Mr. Elenowitz was a co-founder and since July 2001, has been a managing director of TriPoint Capital Advisors, LLC, a consulting firm, where he is responsible for the overall corporate development of TriPoint and assisting its clients with corporate and general business development. From September 2001 to March 2002, Mr. Elenowitz was a Director and President of Image World Media, Inc. (Pink sheet: IMWI), an international media company specializing in the production and distribution of various media content for worldwide distribution across multiple media platforms, such as traditional television, film and the Internet. From February 1998 to October 2001, Mr. Elenowitz was Co-Chairman and Managing Director of GroupNow!, Inc., a financial consulting firm. He was also a founder, and since 1996 has been the senior managing director of Investor Communications Company, LLC, a national investor relations firm. Mr. Elenowitz has held Series 7 and 63 licenses as a broker, and has held a Series 24 license at a regional brokerage firm. Mr. Elenowitz is a graduate of the University of Maryland School of Business and Management, with a BS in Finance.

         MR. MARK J. BLUER, DIRECTOR. Mr. Bluer is the most recent addition to AXM Pharma's Board of Directors; he joined the AXM Pharma team on February 25, 2004. Mr. Bluer is a founder and managing partner of Bluer and Bluer, LLP, which was founded in 2000 and is a San Francisco bay area based law firm primarily focused on business and employment litigation. Mr. Bluer personally represents clients through all stages of litigation and many cases involve parties from China or disputes involving transactions between China and the United States. Prior to founding Bluer and Bluer, Mr. Bluer served as Deputy Chief Representative for the Beijing Representative office of the law firm CHA & PAN from 1997 to 1999. Mr. Bluer represented various American clients of the firm with business interests in China. Mr. Bluer's first attorney position was with Kern, Noda, Devine & Segal from 1992 to 1995. Mr. Bluer was enrolled in the Taipei Language Institute where he took tutorial classes in Mandarin Chinese from 1985 to 1986 and now has over 14 years experience speaking and reading Mandarin Chinese. Mr. Bluer also has a BA in Business Economics and History, from the University of California, Santa Barbara. In 1990, Mr. Bluer received his JD from Santa Clara University School of Law and has been an active member of the California State Bar since 1991.

         MR. CHET HOWARD, CFO. Mr. Chet Howard has over 30 years of financial management experience working with a variety of early stage and growth companies. Since January 2000, Mr. Howard has maintained a consulting practice that specializes in SEC reporting and Sarbanes-Oxley compliance. His clients have included Amerimmune Pharmaceuticals, Inc., Mandalay Resorts, Inc. and Smart Chip Technologies, Inc. From January 2001 to December 2002, Mr. Howard was Executive Vice President and CFO of AirCard Cellular, Inc., where he organized the finance department, implemented the accounting system and helped develop the business plan. Prior to AirCard, he was Senior Vice President and CFO of Big
Hub.com, Inc., where he was responsible for all aspects of taking the company public and instrumental in raising $7.5 million. Before joining Big Hub.com, he was Executive Vice President and CFO of USA Service Systems, Inc., a marketing and merchandising company with clients such as Sam's Club, Wal-Mart, Walgreen's and Sears. Mr. Howard was also Executive Vice President and CFO of InterAmericas Communication Corp (now AT&T Latin American) and Executive Vice President and CFO of HQ Office Supplies Warehouse, Inc, where he managed the sale of the company to Staples, Inc. Previously, he helped develop the business plan and manage venture capital investment as Senior Vice President, CFO and a co-founder of the Sports Authority, Inc. In addition to these corporate positions, Mr. Howard has eight years of experience as a consultant where he has prepared IPO's, several secondary offering documents and assisted company executives with SEC filings on a regular basis. Mr. Howard holds both an MBA and BS degree (Accounting Major) from California State Poly University and has attended numerous seminars to maintain current expertise in SEC reporting and other corporate goverence matters.

         MR. MONTGOMERY FRANK SIMUS, DIRECTOR. Mr. Simus has more than nine years of experience working in Central and Southeast Asia, including a unique combination of information and communications technology expertise and international development and team-building experience. Since August 2002, he has been President, CEO and founder of Golden Asia Ventures, a management consultancy that focuses on strategic business and technology investments partnerships between Asian and North American organizations. From 2001 to 2002, Mr. Simus was a Vice President at CEM Investments, where he focused on early-stage commercial and residential real estate and mezzanine financing opportunities. Prior to CEM Investments, he worked as an Alliance Manager in the Institutional Business Development Group at Financial Engines, Inc. from

September 1999 to January 2001. Before joining Financial Engines, Inc., Mr. Simus held a variety of technology and finance related positions with various international firms, including AES Corporation, Lehman Brothers Asia Limited (Hong Kong), Hong Kong and Shanghai Banking Corporation Limited (Hong Kong), Oracle Corporation and EDS Limited. Mr. Simus also previously managed the implementation of a multi-million dollar international aid project portfolio focused on telecommunications, aviation, and parastatal reform for the United Nations Development Program in Kenya. He graduated from Harvard University's John F. Kennedy School of Government with a Masters Degree in Public Policy focused on International Development. He has a BA in History from Yale University and is functional in French, Mandarin Chinese and Russian.

         MR. CHAOYING (CHARLES) LI, DIRECTOR. Mr. Li is a registered lawyer and trademark attorney in the People's Republic of China where he specializes in foreign investments in China, mergers and acquisitions, joint venture structure and formations and intellectual property and technology law. Since August 2001, he has been a partner at T&C Law Offices in Beijing. Prior to joining T&C, Mr. Li was a founder and general counsel of Bookoo, Inc., a pioneer in the e-book marketplace and one of the first Internet companies in Greater China that extensively emphasized the management of intellectual property rights from January 2000 to August 2001. Before the founding of Bookoo, Inc., Mr Li spent over 4 years from August 1995 to December 1999 working for Cha & Cha, an international law firm specializing in Telecom, Internet and joint venture law. He received a Master of Laws from the University of Ottawa in 2003 and both a Master of Laws in July 1999 and Bachelor of Laws in July 1996 from Peking University, majoring in Intellectual Property Law. He also has earned BS in Mathematics in July 1995 from Peking University. Mr. Li has written numerous academic and professional articles that are widely published internationally and in Mainland China, Hong Kong and Taiwan. Mr. Li is fluent in English and Mandarin. He also completed an internship at Gowling Lafleur Henderson LLP in Ottawa, Canada in 2003.

AUDIT COMMITTEE FINANCIAL EXPERT AND IDENTIFY AUDIT COMMITTEE:

     The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to AXM Pharma's:

        o Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

        o   System of internal controls;

        o   Financial accounting principles and policies;

        o   Internal and external audit processes; and

        o   Regulatory compliance programs.

         The committee meets periodically with management to consider the adequacy of AXM Pharma's internal controls and financial reporting process. It also discusses these matters with AXM Pharma's independent auditors and with appropriate financial personnel employed by AXM Pharma. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission. The committee met 3 times in fiscal 2003.

         The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

AUDIT COMMITTEE FINANCIAL EXPERT.

         The Board has determined that the Chairman of the committee, Mr. MacLellan is an "audit committee financial expert" as that term is defined in
Item 401(e) of Regulation S-B and "independent" for purposes of currently adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934. Mr. MacLellan is also currently the Chairman of the Audit Committee of AMDL, Inc. a company also listed on the American Stock Exchange. Our Board of Directors has determined that such simultaneous service does not impair the ability of Mr. MacLellan to effectively serve as the Chairman of AXM Pharma's Audit Committee.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         On December 26, 2003, our officers, Directors and 10% or greater shareholders became subject to the requirements of Section 16(a) of the Securities Exchange Act by virtue of our common stock becoming registered pursuant to Section 12 of the Securities Exchange Act on such date. As a result, each of our officers, directors and 10% or greater shareholders were required on that date to file a Form 3 reporting their beneficial ownership of AXM Pharma's securities at such date. Although all of the required Form 3s have now been filed as required by the Securities Exchange Act, Peter Cunningham, Lan Hao, Doug MacLellan, Mark Elenowitz, Tongbo Wang and Wang Wei Shi all filed their initial statements of beneficial ownership on Form 3 late. Other than as set forth herein, we believe that all reports, which our officers, Directors and 10% or greater shareholders were required to file in fiscal 2003, pursuant to
Section 16(a) of the Securities Exchange Act, have been timely filed.

CODE OF ETHICS

         The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner. Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure. Although we did not have a formal written code of ethics for the 2003 fiscal year, due to the abundance of tasks associated with our gaining entrance to a public stock exchange. In March 2004, our Board adopted formal written codes of ethics for both our executive officers and for our directors.

         Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations. These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications. Our codes of ethics is posted on our website, www.axmpharma.com. Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

ITEM 10. EXECUTIVE COMPENSATION



                             EXECUTIVE COMPENSATION



                           Summary Compensation Table



                                                                   Long Term Compensation
                                                                 ----------------------------- -----------
ANNUAL COMPENSATION                                              AWARDS                        Payouts
                                                                 ----------------------------- -----------
---------------------------------------------------------------- ----------------------------- -----------
 (a)                 (b)         (c)         (d)       (e)       (f)         (g)               (h)         (i)



                                                        Other                 Securities                    All
 Name                                                   Annual    Restricted  Under-                        Other
 And                                                    Compen-   Stock       lying            LTIP         Compen-
 Principal                                              sation    Award(s)    Options/         Payouts      sation
                                                                    ($)       SARs (#)         ($)            ($)

Position             Year        Salary($)   Bonus($)     ($)
---------------------------------------------------------------- ----------------------------- ----------- -----------

Peter W. Cunningham, 2003        $50,000        0          0      $208,335     41,667              0           0
President, CEO,      2002         0             0          0
                     2001         0             0          0
Lan Hao              2003         40,000        0          0      $500,000    100,000              0           0
CFO, Director,       2002         0             0          0
                     2001         0             0          0



Option/SAR in Last Fiscal Year
                               (Individual Grants)

--------------------------------------------------------------------------------------------------------------


Name                                Number of        Percent of total          Exercise or     Expiration
                                    Securities       options/SARs              base price      date
                                    Underlying       granted to                 ($/Sh)
                                    Options/SARs     employees in
                                    Granted (#)      fiscal year
--------------------------------------------------------------------------------------------------------------
(a)                                 (b)              (c)                       (d)             (e)

Peter W. Cunningham(1),              0                0                         0               N/A
President, CEO

Lan S. Hao(2)                        0                0                         0               N/A
CFO, Director

     (1) Does not include 400,000 incentive stock options authorized by our Board of Directors exercisable at $3.90 per share which are subject to ratification of the "2004 Qualified and Nonstatutory Stock Option Plan" by our Shareholders at the next annual meeting.
     (2) Does not include 25,000 incentive stock options authorized by our Board of Directors exercisable at $3.90 per share which are subject to ratification of the "2004 Qualified and Nonstatutory Stock Option Plan" by our Shareholders at the next annual meeting.


BOARD OF DIRECTORS

         Our directors who are employees do not receive any compensation from AXM Pharma for services rendered as directors. Outside directors receive $3,000 a month for serving on the Board of Directors. Members of the Audit Committee receive an additional $1,500 per month and the chairman of the Audit Committee receives an additional $9,000 per month. The chairpersons of the other two board committees receive an additional $4,500 per month. The Vice-chairman of the Board receives an additional $6,000 for service in such position, in addition to any other payments to which he is entitled, and our Chairperson of the Board is paid a flat fee of $20,000 per month. All board members are entitled to participate in AXM Pharma's health insurance plan. In January 2004, our Board of Directors authorized the issuance of 910,000 stock options exercisable at $3.90 per share to members of our Board of Directors and an additional 40,000 stock options exercisable at 5.70 per share. The foregoing options are subject to ratification of the "2004 Qualified and Nonstatutory Stock Option Plan" by our Shareholders at the next annual meeting.

EMPLOYMENT AGREEMENTS

         In August 2003, we entered into an employment agreement with Peter Cunningham, our President and Chief Executive Officer. Although he was originally hired to serve as our Chief Operating Officer, in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive
Officer. At the time of his promotion, other than the change in his responsibilities, the terms of Mr. Cunningham's employment agreement remained the same. Pursuant to the terms of his agreement with AXM Pharma, Mr. Cunningham shall be paid not less than $120,000 per year for his services. In January 2004, our Board of Directors increased Mr. Cunningham's salary from $120,000 per year to $240,000 per year. In addition, Mr. Cunningham is entitled to receive a stock grant of 250,000 shares of our common stock, which shall be issued and vest in equal installments every six months (41,667 per six month period) beginning in August 2003. Mr. Cunningham is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. Mr. Cunningham's salary, bonus and incentives shall be reviewed yearly by our Board of Directors and compensation committee with the goal of bringing Mr. Cunningham's salary in line with industry standards. The term of Mr. Cunningham's agreement with AXM Pharma is one year, but the agreement shall automatically renew on the first and second anniversary dates of the agreement unless either AXM Pharma or Mr. Cunningham provides written notice to the other not less than 60 days prior to the anniversary date that they do not wish to renew the agreement, in which case the agreement shall expire on the day prior to the anniversary date. The employment agreement may be terminated for good cause by either party in the event of a material breach of the employment agreement by either party or in the case of Mr. Cunningham of a change in control of AXM Pharma. In the event of termination with good cause by Mr. Cunningham or without good cause by AXM Pharma, Mr. Cunningham is entitled to three months severance plus bonus and incentives earned to that date and relocation to Los Angeles, California. In the event that Mr. Cunningham is terminated for good cause by the Company or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination and relocation to Los Angeles, California. Mr. Cunningham's agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment. He is also prohibited from soliciting any employees of AXM Pharma for a period of one year following his termination for any reason.

         In September 2003, we entered into employment agreement with Lan Hao, our former Chief Financial Officer. Pursuant to the terms of his agreement with AXM Pharma, Mr. Hao was entitled to be paid $120,000 per year for his services. In addition, Mr. Hao received a stock grant of 100,000 shares of our common stock, health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. The term of Mr. Hao's employment agreement is one year but the agreement may be terminated by either party with or without cause on 30 days written notice. In the event of termination with good cause by Mr. Hao or without good cause by AXM Pharma, Mr. Hao is entitled to three months severance pay plus bonus and incentives earned to that date. In the event that Mr. Hao is terminated for good cause by the Company or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination. Mr. Hao is not subject to any restrictive covenants in his employment agreement. In March 2003 Mr. Hao voluntarily resigned from his position as our Chief Financial Officer. He is not entitled to any severance pay as a result of his voluntary resignation.

STOCK OPTION PLANS

         In January of 2004, our Board of Directors approved the "2004 Qualified and Nonstatutory Stock Option Plan." The Board of Directors reserved 3,000,000 shares of the Company's common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM. As of March 25, 2004, our Board of Directors, authorized the issuance of 2,040,000 options to employees, directors and consultants. The stock option plan and the options authorized thereunder are subject to ratification of the stock option plan by our Shareholders at our next annual meeting.


ITEM 11. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

         As of March 25, 2004, we had a total of 14,807,780 shares of common stock and 3,285,000 shares of preferred stock issued and outstanding, which are the only issued and outstanding voting equity securities of AXM Pharma. Shares of preferred stock vote on as converted basis with the common stock. At the date of this filing, each share of Preferred Stock is convertible into one share of common stock.

BENEFICIAL OWNERS OF MORE THAN 5% OF OUR COMMON STOCK AND PREFERRED STOCK

         The following table sets forth, as of March 25, 2004, the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us (other than as set forth under "Security Ownership of Management" below), the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated.

                                      Amount and Nature of        Percentage
Name and Address                      Beneficial Ownership        Of Voting of
                                                                 Securities (1)
Byrle Lerner                          1,000,000                   5.53%
2904 Via Campesina
Palo Verdes Estates, CA 90274

Gryphon Master Fund, L.P.             1,807,469                   9.99%
500 Crescent Court
Suite 270
Dallas, Texas  75201


SF Capital Partners Ltd.                925,000                   5.11%
c/o Staro Asset Management, LLC
3600 South Lake Drive
St. Francis, Wisconsin 53235


----------------

(1) All Percentages have been rounded up to the nearest one hundredth of one percent.

SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of March 25, 2003, the names and addresses of each director and executive officer, the number of shares of our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated.

                                                                Percentage
                                      Amount and Nature of      Of Voting of
Name and Address                      Beneficial Ownership      Securities (1)

Douglas C. MacLellan                  533,672(1)                2.95%
8324 Delgany Avenue
Playa Del Rey, California 90293

Peter W. Cunningham                   71,667(2)                 0.40%
755 Promontory Point Drive West
Newport Beach, California 92660

Mark Elenowitz                        225,160 (3)               1.24%
400 Professional Drive, Suite 310
Gaithersburg, MD 20879

Ms. Wang Wei Shi                      6,027,000 (4)             33.31%
46 Wen An Road
Building 4, 5th Floor
Shenyang, Liaoning, The Peoples
Republic of China 110003

Mr. Mark Bluer                        25,000                     0.14%
945 Magnolia Avenue, #77
Larkspur, CA 94939

Mr. Montgomery Simus                  0                          0%
33 Haight Street, Apt. #8
San Francisco, CA 94111

Mr. Chet Howard                       0                          0%
11792 Lily Rubin Ave.
Las Vegas, NV 89138

Chaoying (Charles) Li                 110,000                    0.61%
14/F, Building A, Huixium Plaza,
No.8 Beisihuan Zhong Road
Chaoyang District, Beijing 100101,
P.R. China
All directors and officers as a       6,992,499(5)              38.65%
group (6 persons)

-------------------
(1) Includes 475,000 shares owned by Mr. MacLellan directly, 48,500 shares owned by The MacLellan Group, Inc., which is owned by Mr. MacLellan, and 16,953 shares owned by Broadband Access Market Space, Ltd., a company in which Mr. MacLellan owns 60% of the outstanding shares.



(2) Includes 41,667 shares owned by Mr. Cunningham directly and 30,000 shares owned by Rabelaisian Resources, Plc., a company owned by Mr. Cunningham. In addition to the shares listed herein Mr. Cunningham is entitled to receive an additional 208,333 shares of our common stock over the next three years pursuant to his employment agreement with AXM Pharma which provides that Mr. Cunningham is entitled to receive a stock grant of 250,000 shares of our common stock, which shall be issued and vest in equal installments every six months (41,667 per six month period) beginning in August 2003.

(3)  Includes (i) 201,160 shares  indirectly owned by MHE, Inc. (a company owned
     100% by Mark Elenowitz) as a result of its 40% ownership interest of TriPoint Capital Holdings, LLC, which owns 502,900 shares of common stock, and (ii) 24,000 shares owned by Investor Communications Company, LLC, a company which is owned by MHE, Inc.

(4) Includes 3,117,000 shares owned by Ms. Wang directly and 2,910,000 shares owned by members of her immediate family.

(5) The amounts listed herein do not include stock options authorized by the Board of Directors which are subject to ratification of the 2004 "Qualified and Nonstatutory Stock Option Plan" by our shareholders at the next annual meeting. The following option grants were approved by the Board: Ms Wang
     300,000 options, Mr. MacLellan 400,000 options, Mr. Cunningham 400,000, Mr.
     Elenowitz 160,000 options, and Mr. Li 100,000 options. All of the foregoing options have a proposed exercise price of $3.90 per share. In addition on February 24, 2004, the Board of Directors authorized the issuance of 40,000 options to Mr. Bluer at an exercise price of $5.70 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
-------------                   ---------------------------  --------------------------   --------------------
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                ------------------------     ---------------------        -----------------------
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                ---------------------        ----------------------       ---------------------
                                WARRANTS AND RIGHTS          RIGHTS                       EQUITY COMPENSATION PLANS
                                -------------------          ------                       -------------------------
                                                                                          (EXCLUDING SECURITIES
                                                                                          ---------------------
                                                                                          REFLECTED IN COLUMN (A)
                                                                                          -----------------------

                                      (A)                           (B)                         (C)



EQUITY COMPENSATIONS PLANS      0                            0                            0
APPROVED BY SECURITY HOLDERS

EQUITY COMPENSATION PLANS NOT   0                            0                            0
APPROVED BY SECURITY HOLDERS

TOTAL                           0                            0                            0


CHANGES IN CONTROL

         As of the date of this filing, there are no arrangements which may result in a change in control of AXM Pharma, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

         We are party to a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and significant shareholder of AXM Pharma, indirectly owns a 40% interest. Pursuant to the terms of the consulting agreement, we are required to pay TriPoint a monthly fee of $10,000. The current agreement between Tripoint Capital Advisors and AXM Pharma has a one-year term and is terminable by either party, with or without cause, upon 30 days written notice. Additionally, on May 1, 2002, pursuant to the terms of a previous consulting agreement with TriPoint, Werke Pharmaceuticals, Inc., our wholly owned subsidiary issued TriPoint 500,000 shares of its common stock, which shares were exchanged pursuant to the terms of our share exchange agreement with the shareholders of Werke Pharmaceuticals, Inc. into shares of AXM Pharma common stock. In addition, Werke Pharmaceuticals, Inc. is party to a consulting agreement with Investor Communications Company, LLC , a company in which Mark Elenowitz directly benefits from 20% of the stock compensation received from the Company. Pursuant to the terms of the consulting agreement, Werke Pharmaceuticals, Inc. is required to pay Investor Communications Company, LLC a monthly fee of $5,000 and issued to Investor Communications Company, LLC 120,000 shares of its common stock which were subsequently converted into shares of AXM Pharma common stock as a result of the Share Exchange.

         On September 12, 2002, Byrle Lerner, a significant shareholder of AXM Pharma, made a capital contribution of $100,000 to Werke Pharmaceuticals, Inc. to provide working capital for Werke Pharmaceuticals, Inc.'s United States administrative offices, including expenses for travel to The Peoples Republic of China by Werke Pharmaceuticals, Inc.'s U.S. employees and consultants. Mr. Lerner received shares of Werke Pharmaceuticals, which were later exchanged for shares of AXM Pharma pursuant to our share exchange with Werke Pharmaceuticals, in consideration for his capital contribution.

         In September 2003, we engaged Amaroq Capital, LLC, to provide advice regarding business development and to identify and review potential merger and acquisition candidates in Asia. Amaroq Capital will be paid $5,000 per month for its services and is entitled to receive additional compensation in connection with mergers or acquisitions that it identifies or for which it provides substantive assistance to AXM Pharma. The current agreement with Amaroq Capital is for a six month term and is terminable only upon the mutual written consent of AXM Pharma and Amaroq Capital. Amaroq Capital is owned by Joseph Cunningham, brother of Peter Cunningham, our President and Chief Executive Officer.

         In April 2003, we engaged Rabelaisian Resources, Plc., to provide consulting services for AXM Pharma. Rabelaisian Resources' agreement expired in August 2003. Rabelaisian Resources is owned by Peter Cunningham, who is currently our President and Chief Executive Officer. In August 2003, Mr. Cunningham was hired as our Chief Operating Officer and was promoted to the positions of President and Chief Executive Officer following the resignation of That Ngo from such positions in September 2003.



ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements (appearing at the end of this report):

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2003

         Statement of  Operations-  For the years ended  December 31, 2002,  and
         2003.

         Statement of Stockholders Equity - For the years ended December 31, 2002, and 2003.

         Statement of Cash Flows - For the years ended December 31, 2002, and 2003.

         Notes to Financial Statements


(b) Exhibits

         EXHIBIT NUMBER   DESCRIPTION
         --------------   -----------

            4.1*        Securities  Purchase  Agreement  dated as of August  21,
                        2003

            4.2*        Registration  Rights  Agreement  dated as of August  21,
                        2003

            4.3* Designation of Rights and Preferences of Series A Preferred Stock dated as of August 21, 2003

            4.4*        Form of Warrant to Purchase  Common Stock issued  August
                        21, 2003

            4.5**       Securities  Purchase Agreement dated as of September 12,
                        2003

            4.6**       Registration  Rights Agreement dated as of September 12,
                        2003

            4.7**       Form  of  Warrant  to  Purchase   Common   Stock  issued
                        September 12, 2003

            4.8**       Form  of  Warrant  to  Purchase   Common   Stock  issued
                        September 12, 2003

            4.9***      Securities  Purchase  Agreement dated as of December 30,
                        2003

            4.10***     Registration  Rights  Agreement dated as of December 30,
                        2003

            4.11*** Designation of Rights and Preferences of Series A Preferred Stock dated as of December 30, 2003

            4.12*** Form of Warrant to Purchase Common Stock issued December 31, 2003

            10.1****++  Employment Agreement of Peter W. Cunningham

            10.2****++  Employment Agreement of Lan S. Hao

            10.3****    Agreement for Processing  between Shenyang Tianwei Werke
                        Pharmaceutical    Co.,   Ltd.   and   Qiqihaer   No.   2
                        Pharmaceutical Factory

            10.4**** Agreement on Agency for Sale (Distribution) between Shenyang Taiwei Pharmaceutical Factory and Liaoning Weikang Medicine Co., Ltd.

            10.5****    Consulting Agreement with Tripoint Capital Advisors, LLC

            10.6****    Consulting Agreement with Amaroq Capital, LLC

            10.7****    Consulting    Services    Agreement   with    Woodbridge
                        Management, Ltd.

            10.8****    Consulting Agreement with Madden Consulting, Inc.

            10.9****    Investment   Banking   Agreement   with  Great   Eastern
                        Securities, Inc.

            10.10****   Investor Relations Agreement with the Aston Organization

            10.11+,     ++ Incentive and Nonstatutory Stock Option Plan

            14.1+       Code of Ethics for Board of Directors

            14.2+       Code of Ethics for Executive Officers

            21.1+       Subsidiaries of the Company

            31.1+ Certification of Chief Executive Officer pursuant to Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Rule 13a-14(a)*

            31.2+ Certification of Chief Financial Officer pursuant to Rule 13a-14(a) Certification of Chief Financial Officer pursuant to Rule 13a-14(a)*

            32.1+ Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350*

            32.2+ Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350*

            99.1**** Form of lock-up agreement by officers, directors and 5% or greater shareholders

         * Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company's Current Report on Form 8-K Dated August 21, 2003.

         ** Incorporated herein by reference to Exhibits 10.1 to 10.5 of the Company's Current Report on Form 8-K Dated September 12, 2003.

         *** Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company's Current Report on Form 8-K Dated December 31, 2003

         **** Incorporated herein by reference to Exhibits 10.1 to 10.10 of the Company's Registration Statement on Form SB-2 Dated March 4, 2004.


         + Filed herewith

         ++Exhibit represents a management contract or compensatory plan or arrangement.

(c)  Reports on Form 8-K.

1. On October 1, 2003, we filed a report on Form 8-K disclosing the fact that we had changed our corporate name from "Axiom Pharmaceuticals, Inc." to "AXM Pharma, Inc."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES  -

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Malone & Bailey, PLLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $6,280.00 and $4,800.00, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by Malone & Bailey, PLLC, for "Audit-related fees" were $12,100.00, for issuance of consents in connection our Registration Statement on Form SB-2 originally filed on September 25, 2003, assistance with response to SEC comments to such Registration Statement and consultations regarding generally accepted accounting principles.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

         Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for AXM Pharma by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should nonetheless be approved by the Audit Committee prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year's annual report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each subsequent committee meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

         Since the May 6, 2003, effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Malone & Bailey, PLLC, has been approved in advance by the Audit Committee, and none of those engagements made use of the de minimus exception to pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


AXM PHARMA, INC.

By:   /s/ Peter Cunningham
      ---------------------------
          Peter Cunningham,
          Chief Executive Officer

Dated:  March 29, 2004

By:   /s/ Chet Howard
      ---------------------------
         Chet Howard,
         Chief Financial Officer

Dated:  March 29, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Peter W. Cunningham                       Dated: March 29, 2004
         -----------------------------------------
             Peter W. Cunningham
             President and Chief Executive Officer


         /s/ Chet Howard                               Dated: March 29, 2004
         -----------------------------------------
             Chet Howard
             Chief Financial Officer

         /s/ Wang Wei Shi                              Dated: March 29, 2004
         -----------------------------------------
             Wang Wei Shi
             Chairman of the Board

         /s/ Douglas C. MacLellan                      Dated: March 29, 2004
         -----------------------------------------
             Douglas C. MacLellan
             Vice-chairman of the Board

         /s/ Mark H. Elenowitz                         Dated: March 29, 2004
         -----------------------------------------
             Mark H. Elenowitz
             Director

         /s/ Chaoying Li                               Dated: March 29, 2004
         -----------------------------------------
             Chaoying Li
             Director

         /s/ Mark J. Bluer                             Dated: March 29, 2004
         -----------------------------------------
             Mark J. Bluer
             Director

         /s/ Montgomery F. Simus                       Dated: March 29, 2004
         -----------------------------------------
             Montgomery F. Simus
             Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  AXM Pharma, Inc.
  Playa del Rey, California

We have audited the accompanying consolidated balance sheet of AXM Pharma, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of AXM Pharma's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXM Pharma, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC
    Houston, Texas
    www.malone-bailey.com

March 11, 2004, except for Note 11,
 which is as of March 24, 2004




                                AXM PHARMA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets
  Cash                                                                     $  2,950,782
  Accounts receivable, net of allowance of $0                                 2,614,979
  Inventories                                                                 2,243,754
  Advances - supplier                                                         1,465,699
                                                                           ------------
    Total current assets                                                      9,275,214

Property and equipment, net                                                     299,776
Licenses                                                                      1,449,748
                                                                           ------------

    TOTAL ASSETS                                                           $ 11,024,738
                                                                           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                                  $  2,917,826
  Accounts payable and accrued expenses                                         524,164
                                                                           ------------
    Total current liabilities                                                 3,441,990
                                                                           ------------

Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,750,000 shares issued and outstanding                                       2,750
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,728,347 shares issued and outstanding                                     13,728
  Additional paid-in capital                                                 12,844,354
  Accumulated deficit                                                        (4,798,074)
                                                                           ------------
    Total Stockholders' Equity                                                8,062,758
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 11,024,738
                                                                           ============






                See accompanying summary of accounting policies
                       and notes to financial statements.



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      December 31,
                                                               2003              2002
                                                            --------------    --------------

  Revenues                                                  $   10,025,605    $    3,103,656

  Cost of revenues                                               6,528,280         2,482,077
                                                            --------------    --------------

  Gross profit                                                   3,497,325           621,579
                                                            --------------    --------------

  General, administrative and selling:
    Cash                                                         3,683,307           673,936
    Non-cash                                                     3,522,085                 -
                                                            --------------    --------------

                                                                 7,205,392           673,936
                                                            --------------    --------------

  Net loss                                                  $   (3,708,067)   $      (52,357)
                                                            ==============    ==============

  Net loss applicable to common shareholders:
    Net loss                                                $   (3,708,067)   $      (52,357)
    Beneficial conversion of preferred stock                    (2,933,137)                -
    Deemed dividend from beneficial conversion
     feature of warrants                                          (130,362)                -
                                                            --------------    --------------
  Net loss applicable to common shareholders                $   (6,771,556)   $      (52,357)
                                                            ==============    ==============

  Net loss per share:
                                                            $        (0.52)   $        (0.01)
    Basic and diluted                                                =====             =====


  Weighted averaged shares outstanding:
    Basic and diluted                                           12,927,956        10,000,000
                                                            ==============    ==============



                See accompanying summary of accounting policies
                       and notes to financial statements.



                                AXM PHARMA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




                            Common Stock              Preferred Stock        Additional
                            ------------              ---------------        Paid-In        Accumulated
                          Shares        Amount       Shares       Amount     Capital          Deficit         Total
                       ------------   -----------  -----------   ---------   ------------   -------------   -------------
Balance,
  December 31, 2001      10,000,000   $    10,000            -   $       -   $  4,362,877   $  (1,517,660)  $   2,855,217

Contributed capital               -             -            -           -        100,000               -         100,000

Net loss                          -             -            -           -              -         (52,357)        (52,357)
                       ------------   -----------  -----------   ---------   ------------   -------------   -------------

Balance,
  December 31, 2002      10,000,000        10,000            -           -      4,462,877      (1,570,017)      2,902,860

Issuance of common
  stock in connection
  with recapitalization   2,846,680         2,847            -           -        (25,539)              -         (22,692)

Issuance of common
  stock for services        881,667           881            -           -      3,521,204               -       3,522,085

Issuance of preferred
  stock and warrants,
  net of expenses                 -             -    2,750,000       2,750      4,885,812               -       4,888,562

Beneficial conversion
  feature embedded in
  preferred stock and
  warrants                        -             -            -           -      3,063,499               -       3,063,499

Deemed dividend on
  preferred stock                 -             -            -           -     (2,933,137)              -      (2,933,137)

Deemed dividends
  on warrants                     -             -            -           -       (130,362)              -        (130,362)

Net loss                          -             -            -           -              -      (3,708,067)     (3,708,067)
                       ------------   -----------  -----------   ---------   ------------   -------------   -------------

Balance,
  December 31, 2003      13,728,347   $    13,728    2,750,000   $   2,750   $ 12,844,354   $  (5,278,084)  $   7,582,748
                       ============   ===========  ===========   =========   ============   =============   =============




                See accompanying summary of accounting policies
                       and notes to financial statements.



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003              2002
                                                                  --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $   (3,708,067)    $     (52,357)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                                 3,522,085                 -
      Depreciation and amortization                                       51,573            21,664
        Changes in assets and liabilities:
          Cash held in trust                                             149,203           738,360
          Accounts receivable                                         (1,681,978)         (387,622)
          Advances                                                    (1,166,101)         (291,597)
          Inventories                                                   (918,829)         (650,009)
          Accounts payable                                               480,009                 -
          Value added tax payable                                      1,705,755           538,901
          Accrued expenses                                              (161,111)           88,687
                                                                  --------------     -------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                (1,750,153)            6,027
                                                                  --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (293,654)                -
                                                                  --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                                        -           100,000
  Proceeds from the sale of preferred stock                            4,888,562                 -
                                                                  --------------     -------------

CASH FROM FINANCING ACTIVITIES                                         4,888,562           100,000
                                                                  --------------     -------------

NET INCREASE IN CASH                                                   2,844,755           106,027

Cash, beginning of period                                                106,027                 -
                                                                  --------------     -------------

Cash, end of period                                               $    2,950,782     $     106,027
                                                                  ==============     =============

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger                       $       22,692     $           -
                                                                  ==============     =============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                                AXM PHARMA, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of our Business

AXM Pharma, Inc. ("AXM Pharma"), a Nevada corporation, is a pharmaceutical company based in The People's Republic of China. We are a publicly listed company quoted under the symbol (OTCBB: AXMA). Our business is the sale of over-the-counter and prescription pharmaceutical products in The People's Republic of China. Our business in The People's Republic of China is conducted by our wholly-owned subsidiary, Shenyang Tianwei Werke Pharmaceuticals Co., Ltd., located in the city of Shenyang in the Northeastern Portion of the People's Republic of China. Our products are currently produced by third-party manufacturers and sold through a third-party distributor. Shenyang Tianwei Werke Pharmaceuticals currently holds 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. Of these 43 licenses, we have, to date, commercialized four of these licenses from which we produce five products. In the future we plan to expand our business by commercializing additional licenses held by Shenyang Tianwei Werke Pharmaceuticals; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house.

Our subsidiary, Shenyang Tainwei Werke Pharmaceutical Co., Ltd., is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in
China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over AXM Pharma's management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a Wholly Foreign Owned Enterprise include:

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

In summary, the key differences between a Wholly Foreign Owned Enterprise and an equity or cooperative joint venture are that the joint venture business structure requires profit sharing between the stake holders, significant involvement in operational and business matters by the Chinese stake holders, indirect representation in business matters and much less effective and efficient cooperation between the stake holders. Typically, the foreign party to a Chinese joint venture experiences significantly less control over the business structure than if the foreign party forms a Wholly Foreign Owned Enterprise or converts an existing joint venture into a Wholly Foreign Owned Enterprise. Because the Wholly Foreign Owned Enterprise business structure is relatively new compared to the joint venture structure, fewer than 5% of foreign firms currently operate as Wholly Foreign Owned Enterprises. It is anticipated that newly formed businesses will likely choose the use of the Wholly Foreign Owned Enterprise structure over the joint venture structure. It is also anticipated that existing joint ventures are likely to migrate their corporate structures to Wholly Foreign Owned Enterprises over the next five years.

Shenyang Tianwei Werke Pharmaceuticals is located in the City of Shenyang, which is in the Province of Liaoning in the Northeastern section of The Peoples Republic of China. Shenyang Tianwei Werke Pharmaceuticals and its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd. have an operating history of approximately 10 years. Shenyang Tianwei Werke Pharmaceuticals historically has been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. We currently own 43 product licenses and permits, of which only four licenses are currently commercialized. Shenyang Tianwei Werke Pharmaceuticals's Shenyang plant was decommissioned in December 2001 due to the significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial urban residential neighborhood. As part of a broad-based corporate development strategy, the Shenyang plant is anticipated to be contributed to a city sponsored commercial/residential real estate development. Shenyang Tianwei Werke Pharmaceuticals currently utilizes a third-party original equipment manufacturing pharmaceutical plant to produce all of its products and sells its products only through third-party distributors.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by using the average cost method. Inventories consist primarily of raw materials for its three products which are for the treatment of bronchial infections, skin infections and gastric and urinary infections. AXM Pharma uses third party manufacturers and generally has no work in process or finished goods inventory.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of AXM Pharma's long-lived assets are located in The People's Republic of China. Axiom performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Licenses

Licenses consist of permits to produce pharmaceutical products which were acquired in a business combination. The licenses were valued at their historical cost. The cost of the licenses is not amortized since they have an indefinite life. The licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The permits are in the Peoples Republic of China.

Value Added Tax Payable

AXM Pharma is subject to a value added tax rate of 17% on product sales by the Peoples Republic of China. Value added tax payable is computed net of value added tax paid on purchases for all sales in the Peoples Republic of China.

Convertible Preferred Stock

Convertible Preferred Sock issued by AXM Pharma is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants. This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted. The beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models. The beneficial conversion feature is limited to the total proceeds received.

Revenue Recognition

AXM Pharma recognizes revenue when persuasive evidence of an arrangement exists,
delivery  has  occurred,   the  sales  price  is  fixed  or   determinable   and
collectibility is probable.

Product sales are recognized by AXM Pharma generally at the time product is shipped. Shipping and handling costs are included in cost of goods sold.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Foreign Currency Translation

The Renminbi ("RMB") is the functional currency of AXM Pharma. Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date. Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date. Exchange differences are recognize in the in the statement of operations.

Stock-Based Compensation

AXM Pharma accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. We recorded stock-based compensation expense of approximately $3,522,000 million during 2003. There were no options granted to employees during 2003 and 2002.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 2003 and 2002, there were no potential common shares outstanding that were related to shares issuable upon the exercise of stock options or warrants.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial

Instruments with Characteristics of both Liabilities and Equity" (the "Statement"). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. In December 2003, the FASB issued a revision to FIN 46, Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46, and to defer certain entities from adopting until the end of the first interim or annual reporting period ending after March 15, 2004. Application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. We believe we have no arrangements that would require the application of FIN 46R. We have no material off-balance sheet arrangements.

Reclassifications

Certain items in 2002 have been reclassified to conform to the 2003 financial statement presentation.


NOTE 2 - ACCOUNTS RECEIVABLE

AXM Pharma's trade accounts receivable are shown net of allowance for doubtful accounts of $0.

AXM Pharma maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. If the financial condition of AXM Pharma's customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2003 are as follows:

    Vehicles                                            $    77,473
    Equipment                                               126,704
    Construction in progress                                190,496
                                                        -----------
                                                            394,673
    Less: accumulated depreciation                          (94,897)
                                                        -----------
                                                        $   299,776

Depreciation expense totaled $51,573 and $21,664 in 2003 and 2002, respectively.


NOTE 4 - STOCKHOLDERS' EQUITY

Common Stock

We periodically issue common stock for services rendered. Common stock issued is valued at fair market value, which is the quoted market price. During the year ended December 31, 2003, AXM Pharma issued 881,667 shares of common stock for services valued at $3,522,085.

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

On June 27, 2003, we issued 80,000 shares of restricted Common Stock to Woodbridge Management, Ltd. pursuant to a consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The services provided are financial consulting.

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

Convertible Preferred Stock

On September 12, 2003, AXM Pharma completed a private equity financing of $5,500,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $4,889,000. Pursuant to the terms of the Securities Purchase Agreements, dated as of August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock, $.001 par value per share, at a price per share of $2.00 and 2,750,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share. Holders of our warrants may also exercise the warrants through a cashless exercise under certain circumstances. The warrants are redeemable by AXM Pharma under certain circumstances. In addition to its fees and expenses, TN Capital Equities, Ltd., the placement agent, received a five-year warrant to purchase up to 275,000 units. Each unit granted to the placement agent consists of one share of our preferred stock and one common stock purchase warrant. The placement agent's warrants are exercisable at a price of $2.00 per unit.

The warrants are redeemable at AXM Pharma's option, commencing 60 days from the date of the final Closing, by AXM Pharma at a price of $.05 per warrant upon 30 days written notice; provided (i) closing sales price for the common stock for at least 30 days has been at $4.00 per share; (ii) a registration statement relating to the common stock underlying the warrants has been declared effective by the Securities and Exchange Commission; and (iii) the holder would not be prevented from selling the common shares issuable upon exercise of the warrants subject to the notice of redemption as a result of the lock-up/dribble-out provisions

In connection with the transaction, AXM Pharma recorded a deemed dividend of $2,933,137 for the beneficial conversion feature embedded in the preferred stock and a deemed dividend of $130,362 for the beneficial conversion feature embedded in the warrants.

AXM Pharma is authorized to issue up to 4,095,000 shares of Series A preferred stock par value $.001 per share.

Voting. The holder of each share of the Series A Preferred Stock shall be entitled to the number of votes equal to the number of shares of Common Stock into which such share of Series A Preferred Stock could be converted for purposes of determining the shares entitled to vote at any regular, annual or special meeting of shareholders of AXM Pharma, and shall have voting rights and powers equal to the voting rights and powers of the Common Stock.

Dividend Provisions. The holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors, dividends in such amounts as may be determined by the Board of Directors from time to time out of funds legally available. No dividends (other than those payable solely in Common Stock) shall be paid on the Common Stock during any fiscal year of AXM Pharma until there shall have been paid or declared and set apart during that fiscal year for the holders of the Series A Preferred Stock a dividend in an amount per share equal to (i) the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock times (ii) the amount per share of the dividend to be paid on the Common Stock.


NOTE 4 - INCOME TAXES

AXM Pharma is incorporated in the PRC which is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Under the Income Tax Laws, foreign investment enterprises ("FIE") generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years. As of December 31, 2003, AXM Pharma had not attained profitable operations for tax purposes.

For the years ended December 31, 2003 and 2002, AXM Pharma incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,000,000 at December 31, 2003, and will expire in the years 2007 through 2023.

Deferred income taxes consist of the following at December 31, 2003:

    Long-term:
      Net operating loss                           $  1,020,000
      Valuation allowance                            (1,020,000)
                                                   ------------
                                                   $          -
                                                   ============

NOTE 5 - MAJOR DISTRIBUTOR

AXM Pharma has one distributor that accounted for 100% of net revenues for the years ended December 31, 2003 and 2002, respectively. The distribution agreement expires in March 2004.

AXM Pharma will maintain allowances for estimated potential bad debt losses and will revise its estimates of collectibility on a periodic basis. There is no history of bad debt experience with the distributor and collection of the receivable is reasonably assured.

AXM Pharma products are sold by a third party distributor to hospitals and hospital distributors. The slow down of the pharmaceutical industry globally will have a material adverse effect on AXM Pharma's business. AXM Pharma's has one primary distributor and the loss of this distributor could cause AXM Pharma's business to suffer while they are finding new distributors.


NOTE 6 - RELATED PARTY TRANSACTIONS

AXM Pharma has a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and significant shareholder of AXM Pharma, indirectly owns a 40% interest. AXM Pharma is required to pay TriPoint a monthly fee of $10,000. The current agreement between Tripoint Capital Advisors and AXM Pharma is for a one-year term and is terminable by either party with 30 days notice. The one-year term expires on August 24, 2004.

Additionally, on May 1, 2002, pursuant to the terms of a previous consulting agreement with TriPoint, Werke Pharmaceuticals, Inc., our wholly owned subsidiary issued TriPoint 500,000 shares of its common stock, which shares were exchanged pursuant to the terms of our share exchange agreement with the shareholders of Werke Pharmaceuticals, Inc. into shares of AXM Pharma common stock. In addition, Werke Pharmaceuticals, Inc. is party to a consulting agreement with Investor Communications Company, LLC, a company in which Mark Elenowitz directly benefits from 20% of the stock compensation received from AXM Pharma. Pursuant to the terms of the consulting agreement, Werke Pharmaceuticals, Inc. is required to pay Investor Communications Company, LLC a monthly fee of $5,000 and issued to Investor Communications Company, LLC 120,000 shares of its common stock which were subsequently converted into shares of AXM Pharma common stock as a result of the Share Exchange.

In September 2003, we engaged Amaroq Capital, LLC, to provide advice regarding business development and to identify and review potential merger and acquisition candidates in Asia. Amaroq Capital will be paid $5,000 per month for its services and is entitled to receive additional compensation in connection with mergers or acquisitions that it identifies or for which it provides substantive assistance to AXM Pharma. The current agreement with Amaroq Capital is for a six- month term and is terminable only upon the mutual written consent of AXM Pharma and Amaroq Capital. Amaroq Capital is owned by Joseph Cunningham, brother of Peter Cunningham, our President and Chief Executive Officer.

In April 2003, we engaged Rabelaisian Resources, Plc., to provide consulting services for AXM Pharma. Rabelaisian Resources' agreement expired in August 2003. Rabelaisian Resources is owned by Peter Cunningham, who is currently our President and Chief Executive Officer. In August 2003, Mr. Cunningham was hired as our Chief Operating Officer and was promoted to the positions of President and Chief Executive Officer following the resignation of That Ngo from such positions in September 2003.


NOTE 7 - VALUE ADDED TAX PAYABLE

AXM Pharma is subject to Chinese value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.


NOTE 8 - DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, AXM Pharma is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves.

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. AXM Pharma may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of AXM Pharma. The enterprise expansion reserve is used for the expansion of AXM Pharma and can be converted to capital subject to approval by the relevant authorities. AXM Pharma did not record any reserves in 2003 and 2002. AXM Pharma incurred losses under accounting principles generally accepted under the PRC. Therefore, AXM Pharma was not required to record such reserves. No such adjustments are required under accounting principles generally accepted in the United States of America in 2003 and 2002.


NOTE 9 - EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

AXM Pharma's employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. AXM Pharma is required to make contributions to the state retirement plan based on 19% of the employees' monthly basic salaries. Because AXM Pharma only has temporary staff for the years ended 2003 and 2002, AXM Pharma is not obligated under any contributions to the state retirement. AXM Pharma does not have any other post retirement benefit plans and does not provide any post-employment benefits.

NOTE 10 - COMMITMENTS

In August 2003, we entered into an employment agreement with Peter Cunningham, our President and Chief Executive Officer. Although he was originally hired to serve as our Chief Operating Officer, in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive Officer. At the time of his promotion, other than the change in his responsibilities, the terms of Mr. Cunningham's employment agreement remained the same. Pursuant to the terms of his agreement with AXM Pharma, Mr. Cunningham shall be paid not less than $120,000 per year for his services. In January 2004, our Board of Directors increased Mr. Cunningham's salary from $120,000 per year to $240,000 per year. In addition, Mr. Cunningham is entitled to receive a stock grant of 250,000 shares of our common stock, which shall be issued and vest in equal installments every six months (41,667 per six month period) beginning in August 2003. The term of Mr. Cunningham's agreement with AXM Pharma is one year, but the agreement shall automatically renew on the first and second anniversary dates of the agreement unless either AXM Pharma or Mr. Cunningham provides written notice to the other not less than 60 days prior to the anniversary date that they do not wish to renew the agreement, in which case the agreement shall expire on the day prior to the anniversary date. The employment agreement may be terminated for good cause by either party in the event of a material breach of the employment agreement by either party or in the case of a change in control of AXM Pharma. In the event of termination with good cause by Mr. Cunningham or without good cause by AXM Pharma, Mr. Cunningham is entitled to three months severance plus bonus and incentives earned to that date and relocation to Los Angeles, California. In the event that Mr. Cunningham is terminated for good cause by AXM Pharma or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination and relocation to Los Angeles, California. Mr. Cunningham's agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment. He is also prohibited from soliciting any employees of AXM Pharma for a period of one year following his termination for any reason.

In September 2003, we entered into employment agreement with Lan Hao, our Chief Financial Officer. Pursuant to the terms of his agreement with AXM Pharma, Mr. Hao is entitled to be paid $120,000 per year for his services. In addition, Mr. Hao received a stock grant of 100,000, issued in December 2003, shares of our common stock, health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize. The term of Mr. Hao's employment agreement is one year but the agreement may be terminated by either party with or without cause on 30 days written notice. In the event of termination with good cause by Mr. Hao or without good cause by AXM Pharma, Mr. Hao is entitled to three months severance plus bonus and incentives earned to that date. In the event that Mr. Hao is terminated for good cause by AXM Pharma or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination. Mr. Hao is not subject to any restrictive covenants in his employment agreement. Mr. Hao's employment agreement may be extended by mutual written consent of AXM Pharma and Mr. Hao.

NOTE 11 - SUBSEQUENT EVENTS

Stock Option Plans

In January of 2004, our Board of Directors approved the "2004 Qualified and Nonstatutory Stock Option Plan." The Board of Directors reserved 3,000,000 shares of AXM Pharma's common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM Pharma. As of January 2004, our Board of Directors, authorized the issuance of 2,040,000 options to employees, directors and consultants. The stock option plan and the options authorized there under are subject to ratification of the stock option plan by our Shareholders at our next annual meeting.

Private Equity Financing

AXM Pharma, Inc. completed a private equity financing of $1,935,000 In January 2004, with two accredited investors. Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent, are approximately $1,740,000. We issued 860,000 shares of our Series B Preferred Stock, $.001 par value per share, at a price per share of $2.25 and 1,000,000 Common Stock Purchase Warrants (the "Warrants"), each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. In addition to its fees and expenses, the placement agent, or its assigns, received a five-year warrant to purchase up to 86,000 shares of AXM Pharma's Series B Preferred Stock at a price of $2.25 per share and up to 100,000 Warrants on a pro-rata basis to the number of shares of Preferred Stock purchased upon exercise. AXM Pharma is obligated to file a registration statement within six months the closing covering the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

Common Stock for Services

On March 12, 2004, we issued 100,000 shares of restricted common 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement. Investor relation services are to be provided under the agreement, which was executed on December 18, 2003. The warrants are for a term of five years and have an exercise price equal to $4.74 per share. The services to be provided under the agreement are to assist AXM Pharma with broker relations for our stock. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $565,000.