Form 10KSB/A
period 2003-12-31
AXM PHARMA INC
filed 2004-04-06
CIK 1113643

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB/A

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES-

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.


AXM PHARMA, INC.

By:   /s/ Peter Cunningham
      ---------------------------
          Peter Cunningham,
          Chief Executive Officer

Dated:  April 5, 2004

By:   /s/ Chet Howard
      ---------------------------
         Chet Howard,
         Chief Financial Officer

Dated:  April 5, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Peter W. Cunningham                       Dated: April 5, 2004
         -----------------------------------------
             Peter W. Cunningham
             President and Chief Executive Officer


         /s/ Chet Howard                               Dated: April 5, 2004
         -----------------------------------------
             Chet Howard
             Chief Financial Officer

         /s/ Wang Wei Shi                              Dated: April 5, 2004
         -----------------------------------------
             Wang Wei Shi
             Chairman of the Board

         /s/ Douglas C. MacLellan                      Dated: April 5, 2004
         -----------------------------------------
             Douglas C. MacLellan
             Vice-chairman of the Board

         /s/ Mark H. Elenowitz                         Dated: April 5, 2004
         -----------------------------------------
             Mark H. Elenowitz
             Director

         /s/ Chaoying Li                               Dated: April 5, 2004
         -----------------------------------------
             Chaoying Li
             Director

         /s/ Mark J. Bluer                             Dated: April 5, 2004
         -----------------------------------------
             Mark J. Bluer
             Director

         /s/ Montgomery F. Simus                       Dated: April 5, 2004
         -----------------------------------------
             Montgomery F. Simus
             Director

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
                                                                           ------------

Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    2,750,000 shares issued and outstanding                                       2,750
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,728,347 shares issued and outstanding                                     13,728
  Additional paid-in capital                                                 12,844,354
  Accumulated deficit                                                        (5,278,084)
                                                                           ------------
    Total Stockholders' Equity                                                7,582,748
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 11,024,738
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



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                        2003              2002
                                                                  --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $   (3,708,067)    $     (52,357)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                                 3,522,085                 -
      Depreciation and amortization                                       51,573            21,664
        Changes in assets and liabilities:
          Cash held in trust                                             149,203           738,360
          Accounts receivable                                         (1,681,978)         (387,622)
          Advances                                                    (1,166,101)         (291,597)
          Inventories                                                   (918,829)         (650,009)
          Accounts payable                                               457,317                 -
          Value added tax payable                                      1,705,755           538,901
          Accrued expenses                                              (161,111)           88,687
                                                                  --------------     -------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                (1,750,153)            6,027
                                                                  --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                  (293,654)                -
                                                                  --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                                        -           100,000
  Proceeds from the sale of preferred stock                            4,888,562                 -
                                                                  --------------     -------------

CASH FROM FINANCING ACTIVITIES                                         4,888,562           100,000
                                                                  --------------     -------------

NET INCREASE IN CASH                                                   2,844,755           106,027

Cash, beginning of period                                                106,027                 -
                                                                  --------------     -------------

Cash, end of period                                               $    2,950,782     $     106,027
                                                                  ==============     =============

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger                       $       22,692     $           -
                                                                  ==============     =============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                                AXM PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


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


NOTE 3 - PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2003 are as follows:

    Vehicles                                         $   77,473
    Equipment                                           126,704
    Construction in progress                            190,496
                                                     ----------
                                                        394,673
    Less: accumulated depreciation                      (94,897)
                                                     ----------
                                                     $  299,776

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