Form 10QSB
period 2004-03-31
AXM PHARMA INC
filed 2004-05-17
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO ______


COMMISSION FILE NUMBER
                       ------------

                                AXM PHARMA, INC.
         ---------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          NEVADA                                           20-0745214
  --------------------------------              -------------------------------
 (STATE OR OTHER JURISDICTION                  (IRS EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


                            US REPRESENTATIVE OFFICE

           3960 HOWARD HUGHES PARKWAY, SUITE 500, LAS VEGAS, NV 89109
           ----------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 990-3659
                           (ISSUER'S TELEPHONE NUMBER)


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

                               YES X   NO _______

          AS OF MARCH 31, 2004, THERE WERE 14,850,280 SHARES OF COMMON STOCK OUTSTANDING, 2,455,000 SHARES OF SERIES A PREFERRED STOCK OUTSTANDING AND 860,000 SHARES OF SERIES B PREFERRED STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements

Balance Sheet at March 31, 2004 (unaudited)....................................3

Unaudited Statements of Operations for the
  three month periods ended March 31, 2004 and 2003............................4

Unaudited Statements of Cash Flows for the
  three month periods ended March 31, 2004 and 2003............................5

Notes to Financial Statements..................................................6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION ............................6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...........................6

NOTE 3 - STOCK ISSUANCES......................................................10

Item 2 -MANAGEMENT DISCUSSION AND ANALYSIS....................................12

Item 3 - CONTROLS AND PROCEDURES..............................................26



PART II - OTHER INFORMATION...................................................27

Item 1.  LEGAL PROCEEDINGS....................................................27

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS............................27

Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................28

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28

Item 5.  OTHER INFORMATION....................................................28

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................29





                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                AXM PHARMA, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS

Current assets
  Cash                                                                      $  5,225,323
  Accounts receivable, net of allowance of 0                                     854,384
  Inventories                                                                  2,925,545
  Advances, Suppliers                                                            351,933
                                                                            ------------
    Total current assets                                                       9,357,185

Property and equipment, net                                                      604,878
Licenses                                                                       1,449,748
                                                                            ------------

    TOTAL ASSETS                                                            $ 11,411,811
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Value added tax payable                                                   $  1,348,194
  Accounts payable and accrued expenses                                          248,002
                                                                            ------------
    Total current liabilities                                                  1,596,196
                                                                            ------------

STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value, 4,050,000 shares authorized,
    2,455,000 shares issued and outstanding                                        2,455
  Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
    860,000 shares issued and outstanding                                            860
  Common stock, $.001 par value, 50,000,000 shares authorized,
    14,850,280 shares issued and outstanding                                      14,850
  Additional paid-in capital                                                  17,570,527
  Accumulated deficit                                                         (7,773,077)
                                                                            ------------
    Total Stockholders' Equity                                                 9,815,615
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 11,411,811
                                                                            ============



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------

Revenues                                                 $  1,119,394    $  1,367,159

Cost of revenues                                              580,330         927,409
                                                         ------------    ------------

Gross profit                                                  539,064         439,750
                                                         ------------    ------------

General, administrative
 and selling:
  Cash                                                      1,264,229         367,460
  Non-cash                                                  1,769,828            --
                                                         ------------    ------------


Net loss                                                 $ (2,494,993)   $     72,290
                                                         ============    ============

Net loss applicable to
common shareholders:
 Net loss                                                $ (2,494,993)   $     72,290
 Beneficial conversion feature of preferred stock            (947,628)           --
 Deemed dividend from beneficial conversion feature of
 warrants                                                    (137,389)           --
                                                         ------------    ------------
Net loss applicable to common shareholders               $ (3,580,010)   $     72,290
                                                         ============    ============

Net loss per share:
 Basic and diluted                                       $      (0.25)   $       0.01
                                                         ------------    ------------

Weighted averaged shares
 outstanding:
 Basic and diluted                                         14,195,531      10,000,000
                                                         ============    ============



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                          2004           2003
                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(2,494,993)   $    72,290
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Common stock issued for services                  1,769,828           --
      Depreciation and amortization                         9,639          5,414
        Changes in assets and liabilities:
          Cash held in trust                                 --          149,203
          Accounts receivable                           1,760,595       (494,106)
          Advances                                      1,105,766       (157,162)
          Inventories                                    (681,791)       316,687
          Accounts payable and accrued expenses          (268,162)          --
          Value added tax payable                      (1,569,632)       211,865
                                                      -----------    -----------


CASH FLOWS USED IN OPERATING ACTIVITIES                  (368,750)       104,491
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (314,741)          --
   Cash received in reverse merger                           --              169
                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES                     (314,741)           169
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                                      --             --
  Proceeds from the sale of stock                       2,958,032           --
                                                      -----------    -----------

CASH FROM FINANCING ACTIVITIES                          2,958,032           --
                                                      -----------    -----------

NET INCREASE IN CASH                                    2,274,541        104,660

Cash, beginning of period                               2,950,782        106,027
                                                      -----------    -----------

Cash, end of period                                   $ 5,225,323    $   210,687
                                                      ===========    ===========

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Net liabilities assumed in reverse merger           $      --      $    22,692


                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

The balance sheet of AXM Pharma, Inc. as of March 31, 2004, the related consolidated statement of operations for the three months ended March 31, 2004, and the consolidated statement of cash flows for the three months ended March 31, 2004 included in the consolidated financial statements have been prepared by us without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 and reported in our most recent Form 10-KSB, have been omitted.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People's Republic of China. We are a publicly listed company trading under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in the People's Republic of China. Our business in the People's Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the Northeastern Portion of the People's Republic of China. AXM Shenyang and its predecessor company, Shenyang Tiawei Pharmaceutical Factory, Ltd., have an operating history of approximately 10 years. AXM Shenyang has historically been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectibles, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. AXM Shenyang's plant was decommissioned in 2002 due to significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial, residential neighborhood. Our products are currently produced by third-party manufacturers and sold through third-party distributors. AXM Shenyang currently holds 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. Of these 43 licenses, we have, to date, commercialized four of these licenses from which we produce five products. In the future we plan to expand our business by commercializing additional licenses held by AXM Shenyang; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house. In October 2003, we commenced construction of a new plant to be built to U.S. and Chinese Good Manufacturing Practices requirements.

Our subsidiary, AXM Shenyang, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company's management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a WFOE include:

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

FINANCIAL CONDITION

During the three-month period ended March 31, 2004 we generated $1,119,394 from product sales compared to revenues from product sales for the three-month period ended March 31, 2003 of $1,367,159. This represents a sales decrease of $247,765 from the three-month period ended March 31, 2003. The lower sales were due to management's strategic decision to eliminate the sales of the Cefalexin and Norflexin antibiotic products due to their significantly decreasing gross profit margins. Antibiotic pricing is under significant pressure from government hospital purchasers who are reducing the price they are willing to pay for antibiotics by up to 20% per year. Other product categories are not under such pressures. First quarter, sales of Asarone, Weifukang and Lifupeng were on target rising approximately 100% over the first quarter 2003. Despite this lower sales figure for the period ended March 31, 2004, we still anticipate meeting our internal projections of approximately $33 million in sales for FY2004.

Gross profit on product sales for the three-month period ended March 31, 2004, was $539,064 compared to $439,750 for the three-month period ended March 31, 2003, an increase of $99,314. These figures represent a 22% increase of our gross margin to approximately 48%. This increase in gross profits was achieved through a planned elimination of the sales of our ultra-low margin antibiotic products. During the remainder of FY 2004, we anticipate continuing to increase our gross profit margin to achieve further gains of more than 20 percentage points versus 2003. We anticipate this significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plan in Shenyang scheduled for the second half of 2004.

At March 31, 2004, we had total assets of $11,411,811 compared to total assets of $11,024,738 at December 31, 2003. Cash was $5,225,323 as of March 31, 2004,
an increase of $2,274,541 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $368,750 and cash provided by financing activities from the sale of common stock was $2,958,032. Accounts receivable was $854,384 at March 31, 2004, a decrease of $1,760,595 from the $2,614,979 at
December 31, 2003. Inventories increased $681,791 to $2,925,545 from the $2,243,754 at December 31, 2003. The increase in inventories is attributable to preparing to meet the anticipated higher sales figures. Total liabilities at March 31, 2004 were $1,596,196, a decrease of $1,845,794 from the $3,441,990 at
December 31, 2003. Accounts payable and accrued liabilities were $248,002 at March 31, 2004, an increase of $98,670 from the $346,672 at December 31, 2003.

Despite the views of management, the statements concerning future gross revenues and gross profits are forward-looking statements that involve certain risks and uncertainties, which could result in a fluctuation of total sales below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impact future sales and or operating profits.

RECENT DEVELOPMENTS

In October 2003, we began construction of a modern production and distribution facility, which we intend to qualify under United States Good Manufacturing Practice regulations. The new plant is located in a special economic zone in the city of Shenyang that will provide us with various multi-year tax and development incentives. Currently our products are produced using third-party original equipment manufacturing relationships, which allows us to operate with approximately 35 employees. However, we anticipate that when our new facility is certified and becomes operational, we will have approximately 320 employees and we will cease using third-parties for the production and distribution of our products.

AXM Shenyang has chosen to locate its new production facility in the Shenyang Hunnan National New & High-Tech Industrial Development District. This special economic district is located at the southern part of the city of Shenyang with a total area of approximately 120 square kilometers. The development and construction of the High-Tech Industrial Development District is a major step for Shenyang's economic and social development.

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

In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income rates have been established. The income tax rate for those companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually. Newly founded high-tech enterprises, including AXM Shenyang, will enjoy exemption from income tax for 2 years from the first year of operation.

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We rely on third parties for the supply, manufacture and distribution of our products. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. Our growth is dependent on our ability to successfully develop, acquire or license new drugs. We may be subject to product liability claims in the future. Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business. We may experience barriers to conducting business due to governmental policy. Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States. Fluctuation of the Renminbi could materially affect our financial condition and results of operations. We may face obstacles from the communist system in The Peoples Republic of China. We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China. Trade barriers and taxes may have an adverse affect on our business and operations. There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization. The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our operations and the operations of our contract manufacturers and distributors. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The fact that our directors and officers own over 37.3% of our capital stock may decrease the influence on shareholder decisions. The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

INVENTORIES

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. We regularly monitor inventories for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

NOTE 3 - STOCK ISSUANCES

COMMON STOCK ISSUED FOR STOCK-BASED COMPENSATION

We periodically issues common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending March 31, 2004, we issued 300,000 shares of common stock and 50,000 warrants for services valued at $1,769,828.

On January 26, 2004, the Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement. Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist AXM Pharma with broker relations for our stock. The warrants are for a term of five years and have an exercise price equal to $4.74 per share. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $639,828, including a $104,828 charge for black shoals valuation of the warrants issued.

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

Conversions of Preferred Stock and Warrant Exercises

During the third quarter, AXM Pharma issued shares of common stock in connection with the following conversions of its Series A Preferred Stock and exercise of Common Stock purchase warrants.

AXM Pharma issued 365,000 shares of common stock for the conversion of 365,000 shares of Series A Preferred Stock.

AXM Pharma issued 448,000 shares of common stock for the exercise of warrants for proceeds of $1,344,040.

AXM Pharma issued 8,933 shares of common stock for the cashless exercise of 13,750 warrants.

ACCOUNTING FOR STOCK-BASED COMPENSATION

We account for stock-based compensation issued to employees and advisors of the Company using the intrinsic value based method as prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

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

The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if we adopted the cost recognition requirements under SFAS 123, are required to be presented (see below). For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

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

Also, in connection with the issuance of the shares of our preferred stock and warrants to our investors, we agreed to file a registration statement with the

Commission in order to register for resale the shares of our common stock into which the shares of our preferred stock may be converted and the shares of common stock issuable upon the exercise of the warrants If our registration statement is not filed with the Securities and Exchange Commission by June 30, 2004, we will begin to owe penalties to our investors. We are required to keep this registration statement effective until such time as all of the common stock underlying the shares of our preferred stock and the warrants is freely tradable under the Securities Act of 1933, as amended.

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

STOCK OPTION PLANS

In April of 2004, our Shareholders approved the "2004 Qualified and Nonstatutory Stock Option Plan." The Board of Directors reserved 3,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM. On April 29, 2004, our shareholders approved and ratified the issuance of 2,040,000 options to employees, directors and consultants.

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

In April 2004, we received approval from the Liaoning Province Bureau of Industry and Commerce and the Liaoning Province Ministry of Foreign Trade and Investment to change the name of our wholly owned subsidiary in China from Shenyang Tianwei Werke Pharmaceuticals, Ltd. to AXM Pharma Shenyang, Inc. This approval of our name change paves the way for us to repackage our product line with the AXM Pharma brand. We are currently undertaking a full redesign and reconfiguration of our packaging by our international brand consulting firm, ZZAD and Ogilvy and Mather.

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

We  are  currently   seeking  to  license  various  branded  OTC  products  from identifiable North American pharmaceutical and supplement companies for distribution and manufacturing in China and Asia-Pacific. As of the date of this filing we have entered into a licensing agreement to manufacture, market and sell certain vitamin and vitamin supplements in The Peoples Republic of China under the Sunkist brand name and trademark. The agreement grants AXM Pharma exclusive rights in The Peoples Republic of China, excluding Macao and Hong Kong, for use of the Sunkist brand name for AXM Pharma's range of vitamin and vitamin supplements (excluding vitamin-fortified confections). The agreement also grants AXM Pharma a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by their agreement with AXM Pharma. Under the terms of the agreement, we are required to achieve certain sales targets each year, for each category of product licensed under the agreement. If we fail to achieve the agreed upon sales targets for any two consecutive years, the agreement may be terminated with regard to such product category by Sunkist in its discretion.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased from $4,596,520 at March 31, 2003 to $11,411,811 at March 31, 2004. The increase is primarily attributable to the increase in cash of approximately $5.0 million and an increase in inventories of approximately $1.9 million.

During the first quarter, we completed a private equity financing of $1,950,000 with two accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $1,734,833. Pursuant to the terms of the purchase agreement with our investors, dated as of December 31, 2003, we issued 1,00,000 shares of our preferred stock, $.001 par value per share, at a price per share of $2.25 and 860,000 warrants. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. Each warrant entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share.

Our total outstanding current liabilities decreased to approximately $1,596,196 at March 31, 2004, as compared to approximately $1,644,062 at March 31, 2003.

From March 31, 2003, to March 31, 2004, our cash and cash equivalents increased by approximately $5.0 million as a result of receipt of net proceeds in the private placement offering of $2,958,032. Approximately $1,769,828 of non-cash general, administrative and selling expenses were incurred in the period ended March 31, 2004. The non-cash expense is where we pay for services (e.g. financial consulting and investor relations services) using shares of our common stock. In the past the Company took advantage of these opportunities to conserve cash.

We currently have sufficient cash to maintain operations at their present level through the end of the current year. However, to fulfill our planned expansion in sales territory, complete the factory, implement the required systems and fund our working capital needs, we will need to raise approximately $12 million in additional funds. We are currently seeking to raise this additional capital, but there cannot be any guarantees that we will be able to raise this additional capital on terms acceptable to management or at all. We are currently in a position to call a significant number of outstanding warrants, in the event that all warrants were called and converted we would receive gross proceeds of approximately $9 million. If we are not be able to raise this additional capital through warrant conversions or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on our the anticipated future sales and earnings.

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

We did not issue any stock options to employees during the period ended March 31, 2004, therefore pro forma disclosures are not required for the three months ended March 31, 2004.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003

REVENUE. During the three-month period ended March 31, 2004 we generated $1,119,394 from product sales compared to revenues from product sales for the three-month period ended March 31, 2003 of $1,367,159. This represents a sales decrease of $247,765 from the three-month period ended March 31, 2003.

The lower sales were due to management's strategic decision to eliminate the sales of the Cefalexin and Norflexin antibiotic products due to their significantly decreasing gross profit margins. Antibiotic pricing is under significant pressure from government hospital purchasers who are reducing the price they are willing to pay for antibiotics by up to 20% per year. Other product categories are not under such pressures. First quarter, sales of Asarone, Weifukang and Lifupeng were on target rising approximately 100% over the first quarter of 2003. Despite this lower sales figure for the period ended March 31, 2004, we still anticipate meeting our internal projections of approximately $33 million in sales for FY2004.

In March 2004, we announced that we had acquired the rights to manufacture and distribute a new adjunctive therapy for Type II diabetes. In March 2004, we also announced the signing of an exclusive agreement with Sunkist Growers to manufacture and distribute various vitamin and supplement products. In March 2004, we also announced that we had hired a former executive of Viagra's (Pfizer) Marketing Service provider in China as Vice President of Marketing. Following the close of the first quarter, in April 2004, we announced that we had gained the rights to manufacture and distribute a new Feminine Hygeine Product, Xin Shu and had appointed ZZAD and Ogilvy & Mather to provide marketing and branding service support for the various new products. These events, coupled with anticipated expanded distribution and marketing relationships, have provided us with the key products and internal management and external advisors necessary for us to increase total revenues by as much as 300% in 2004. We anticipate completing new marketing and distribution relationships during the remainer of 2004. We are currently in negotiation with various new distribution and marketing partners, to date no additional distribution or marketing agreements have been executed. We will continue to seek additional manufacturing and marketing rights to new over-the-counter formulas and products.

Despite the views of management, the statement concerning future gross revenues is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of total sales below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impact future sales and or operating profits.

GROSS PROFIT. Gross profit on product sales for the three-month period ended March 31, 2004, was $539,064 compared to $439,750 for the three-month period ended March 31, 2003, an increase of $99,314. These figures represent a 22% increase of our gross margin to approximately 48%.

This increase in gross profits was achieved through a planned elimination of the sales of our ultra-low margin antibiotic products. During the remainder of 2004, we anticipate continuing to increase our gross profit margin in order to achieve further gains, which we anticipate will represent an increase of more than 20% over our 2003 fiscal year. We anticipate this significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM Pharma Shenyang and Sunkist brands, signing new distribution contract that provide margins which are equivalent or better than the agreements that were in force in 2003, and the opening of our new state of the art manufacturing plan in Shenyang scheduled for the second half of 2004.

Despite the views of management,  the statement  concerning  future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those anticipated to be achieived. Pricing of our products and gross profit on product sales could change due to competitive forces that could negatively impact future sales and or operating profits.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES. The cash portion of this expense category was $1,264,229 compared to $367,460 for the same period last year. This increase in cash expenditures on general, administrative and selling expense for this quarter compared to the same quarter last year is due primarily to the expansion of administrative staff in the US office to provide for financial reporting, capital raising efforts and maintaining our public relations at a level consistent with a public company. We also added staff in setting up the information technology function for reviewing possible software and hardware solutions. The expenditures in the information technology area are necessity in order to precede with the actual implementation and role our of our new manufacturing, marketing and accounting software modules in step with the completion of our new manufacturing facility in Shenyang and meeting US GMP and China GMP standards.

In addition to the aforementioned cash expenses in the general, administrative and selling expense category there were $1,769,828 in non-cash expenses relating to stock issued for professional services rendered in the public relations area.

NON-CASH CONSULTING ACTIVITIES. During the three-month period ended March 31, 2004, our Board of Directors authorized the issuance of shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $1,769,828 for the issuance of these shares during the three-month period ended March 31, 2004.

NET LOSS AND LOSS PER SHARE. As a result of the above, in the three months ended March 31, 2004, our net loss was $2,494,993 including $1,769,828 in non-cash stock issuance related losses. The net loss in the period applicable to common shareholders was $3,580,010 or $(0.25) per share compared to $72,290 profit the same period during 2003. The Net Loss for the three months ended March 31, 2004 was a result of increased expenses related to our public reporting status and increased activities associated with the construction of our new plant in Shenyang.

The net loss and loss per share results for the three months ended March 31, 2004 were inline with internal management estimates. We have forecasted earnings per share for FY2004 at $0.42 cents per share, excluding non-cash expenses, on a fully diluted basis of approximately 21 million shares outstanding at year end.

Despite the views of management, the statement concerning future earnings per share is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of earnings below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future earnings.

ASSETS AND LIABILITIES. At March 31, 2004, we had total assets of $11,411,811 compared to total assets of $11,024,738 at December 31, 2003. Cash was $5,225,323 as of March 31, 2004, an increase of $2,274,541 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $368,750 and cash provided by financing activities from the sale of common stock was $2,958,032.

Accounts  receivable  was $854,384 at March 31,  2004, a decrease of  $1,760,595 from the $2,614,979 at December 31, 2003. Inventories increased $681,791 to $2,925,545 from the $2,243,754 at December 31, 2003. The increase in inventories is attributable to preparing to meet the anticipated higher sales figures.

Total liabilities at March 31, 2004 were $1,596,196, a decrease of $1,845,794 from the $3,441,990 at December 31, 2003. Accounts payable and accrued liabilities were $248,002 at March 31, 2004, a decrease of $98,670 from the $346,672 at December 31, 2003.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Peter Cunningham, our Chief Executive Officer; Chet Howard, our Chief Financial Officer; and Wang Wei Shi, Chief Executive Officer of Shenyang Tianwei Werke Pharmaceuticals and Chairman of AXM Pharma. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We currently only have an employment agreement with Peter Cunningham. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require not only a strong background in the pharmaceutical industry, but a familiarity with language and culture in the markets in which we compete. We cannot assure that we will be able to successfully attract and retain key personnel.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place by the second quarter of fiscal 2004; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.


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

AXM Pharma has initiated  several  programs to mitigate any  potential  negative impact that this consolidation may have. These steps include commencing construction of a U.S. Good Manufacturing Practices qualified facility that will comply with both Chinese and U.S. requirements; seeking to license original molecules from multi national pharmaceutical firms and specialist drug discovery firms to participate in the patented prescription product segment of the market which provides certain protections and pricing multiples not available in other segments; and pursuing expansion into the distribution segment of the pharmaceutical business which is being opened for foreign companies at this time. This access is supported by new government regulation. Despite these steps, however, should The Ministry of Commerce follow through with its plans to consolidate the many fragmented Chinese pharmaceutical companies into a smaller number of large firms, we will face increased competition from large, well funded, government supported companies. Our business could be adversely affected by this increased competition.

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

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not have an adverse effect on our finances and operations.

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

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of April 2004, our common stock traded an average of approximately 81,800 shares per day. As of May 13, 2004, the closing bid price of our common stock on the American Stock Exchange was $4.28 per share. As of May 13, 2004, we had approximately 112 shareholders of record not including shares held in street name. In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

The fact that our directors and officers own approximately 45.78% of our capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 45.78% of our capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

ITEM 3.  CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures
     ------------------------------------------------

     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the

     Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)  Changes in internal controls
     ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not Applicable.

(b)  Not Applicable.

(c) On January 26, 2004, our Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement. Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist AXM Pharma with broker relations for our stock. The warrants are for a term of five years and have an exercise price equal to $4.74 per share. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $639,828, including a $104,828 charge for black shoals valuation of the warrants issued. .

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

(d)  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  On  April  29,  2004,   AXM Pharma,   Inc.  held   its  annual  meeting  of
     shareholders.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's Director nominees. There were no-broker non-votes with respect to any Director nominee.

     Votes  representing  9,032,643  shares  of Common  Stock  were cast and the
     following   persons  received  the  number  of  votes  set  opposite  their respective names, to wit:

                                                   "FOR"       "WITHHELD"

         Wang Wei Shi                            9,032,643         0
         Douglas C. MacLellan                    9,032,643         0
         Mark J. Bluer                           9,032,643         0
         Mark Elenowitz                          9,032,643         0
         Montgomery F. Simus                     9,032,643         0
         Chaoying (Charles) Li                   9,032,643         0

      Accordingly, all of the managements' Director nominees as listed in the proxy statement dated March 25, 2004 were elected.

(c) Votes representing 9,032,443 shares of common stock were cast for and 100 shares of common stock were cast against the ratification of the selection of Malone & Bailey, PLLC as independent auditors AXM Pharma, Inc. and its subsidiaries for the fiscal year ending December 31, 2004.

     Accordingly, Malone & Bailey, PLLC were approved to be AXM Pharma's independent auditors for the fiscal year ending December 31, 2004.

(d) Votes representing 9,027,043 shares of common stock were cast for and 2,800 shares of common stock were cast against the ratification of the 2004 AXM Pharma, Inc. Incentive and Nonstatutory Stock Option Plan.

     Accordingly, the 2004 AXM Pharma Incentive and Nonstatutory Stock Option Plan was approved.


ITEM 5. OTHER INFORMATION
None.

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

(b)   Reports of Form 8-K

        1. On January 2, 2004, we filed a Current Report on Form 8-K reporting the completion of a private equity financing of $1,935,000 on December 31, 2003 with two accredited investors (Item 5).

        2. On March 29, 2004, we filed a Current Report on Form 8-K reporting (i) that our corporate offices had moved from 4695 Macartheur Court, Newport Beach, California 92660 to 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 (Item 5) and
                (ii) that on March 29, 2004, we held a conference call discussing our year end results for the fiscal year ended December 31, 2003, and other current events of AXM Pharma (Item
                12).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2004                      AXM PHARMA, INC.

                                            By:   /s/ Peter Cunningham
                                                      ------------------------
                                                      Peter Cunningham,
                                                      President and CEO

                                                 /s/  Chet Howard
                                                      ------------------------
                                                      Chet Howard,
                                                      Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Peter Cunningham, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AXM Pharma, Inc.

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

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004


/S/ Peter Cunningham
-------------------------
    Peter Cunningham
    Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Chet Howard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AXM Pharma, Inc.

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

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004

/s/ Chet Howard
-----------------------
    Chet Howard,
Chief Financial Officer

Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter W. Cunningham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Peter W. Cunningham
---------------------------
    Peter W. Cunningham,
    Chief Executive Officer

May 14, 2004

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Chet Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Chet Howard
--------------------------
    Chet Howard,
    Chief Financial Officer

May 14, 2004