Form 10QSB
period 2004-06-30
AXM PHARMA INC
filed 2004-08-18
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________


COMMISSION FILE NUMBER __________


                                AXM PHARMA, INC.
         ---------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                        20-0745214
----------------------------------              --------------------------------
(STATE OR OTHER JURISDICTION                    IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)


                            US REPRESENTATIVE OFFICE
            ---------------------------------------------------------
            7251 WEST LAKE MEAD BLVD., SUITE 300, LAS VEGAS, NV 89128
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 562-4155
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)


                                (FORMER ADDRESS)
           3960 HOWARD HUGHES PARKWAY, SUITE 500, LAS VEGAS, NV 89109

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


         AS OF JUNE 30,  2004,  THERE  WERE  15,642,280  SHARES OF COMMON  STOCK
OUTSTANDING, 2,255,000 SHARES OF SERIES A PREFERRED STOCK OUTSTANDING AND 860,000 SHARES OF SERIES B PREFERRED STOCK OUTSTANDING AND 30.425 SHARES OF SERIES C PREFERRED STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION..............................................3

Item 1.  Financial Statements

Balance Sheet at June 30, 2004 (unaudited)..................................3

Unaudited Statements of Operations for the three and six
  months ended June 30, 2004 and 2003.......................................4

Unaudited Statements of Cash Flows for the
  six month periods ended June 30, 2004 and 2003............................5

Notes to Financial Statements...............................................6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION .........................6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ........................6

NOTE 3 - STOCK ISSUANCES...................................................10

Item 2 -MANAGEMENT DISCUSSION AND ANALYSIS.................................12

Item 3 - CONTROLS AND PROCEDURES...........................................26



PART II - OTHER INFORMATION................................................27

Item 1.  LEGAL PROCEEDINGS.................................................27

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................27

Item 3.  DEFAULTS UPON SENIOR SECURITIES...................................28

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............28

Item 5.  OTHER INFORMATION.................................................28

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................29




                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                AXM Pharma, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


ASSETS
Current assets

  Cash                                                                    $  4,160,186
  Accounts Receivable, net of allowance of 0                                   828,902
  Inventories                                                                2,976,013
  Advances, Suppliers                                                          548,179
                                                                          ------------

    Total current assets                                                     8,513,280

Property and equipment, net                                                  1,592,316
Licenses                                                                     1,449,871
                                                                          ------------

TOTAL ASSETS                                                              $ 11,555,467
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Value added tax payable                                                 $    678,664
  Accounts payable and accrued expenses                                        332,119
                                                                          ------------

    Total current liabilities                                                1,010,783


Stockholders' Equity
Series A Preferred stock, $.001 par value, 4,050,000 shares authorized,
  2,255,000 shares issued and outstanding                                        2,255
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
  860,000 shares issued and outstanding                                            860
Series C Preferred stock, $.001 par value, 100 shares authorized,
  30,425 shares issued and outstanding                                               1
Common stock, $.001 par value, 50,000,000 shares authorized,
  15,642,280 issued and outstanding                                             15,642
Additional paid-in-capital                                                  22,652,647
Accumulated deficit                                                        (12,126,721)
                                                                          ------------

Stockholders' Equity                                                        10,544,684
                                                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 11,555,467
                                                                          ============



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                ----------------------------   ----------------------------
                                                     2004             2003          2004            2003
                                                ------------    ------------   ------------    ------------
Revenues                                        $    978,663    $  1,832,207   $  2,097,628    $  3,199,449

Cost of revenues                                     465,435       1,032,565      1,045,772       1,955,139

                                                ------------    ------------   ------------    ------------

Gross profit                                         513,228         799,642      1,051,856       1,244,310

General, administrative and selling:

  Cash                                             3,199,679         436,411      4,568,693         803,405
  Non-cash                                         1,666,800               0      3,331,800               0
                                                ------------    ------------   ------------    ------------

Net income (loss)                               $ (4,353,251)   $    363,231   $ (6,848,637)   $    440,905

Net income (loss) applicable to common
shareholders:
  Net income (loss)                             $ (4,353,251)   $    363,231   $ (6,848,637)   $    440,905
  Beneficial conversion features of preferred
      stock                                         (827,838)              0     (1,775,466)              0
  Deemed dividend from beneficial
      conversion feature of warrants                 (84,051)              0       (221,440)              0
                                                ------------    ------------   ------------    ------------

Net income (loss) applicable to common
shareholders                                    $ (5,265,140)   $    363,231   $ (8,845,543)   $    440,905
                                                ============    ============   ============    ============
Net income (loss) per share:
  Basic and diluted                             $      (0.35)   $       0.04   $      (0.60)   $       0.04

Weighted averaged shares outstanding:
  Basic and diluted                               15,221,836      10,000,000     14,708,684      10,000,000


                                      AXM PHARMA, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 2004 and 2003
                                        (Unaudited)
                                                         2004           2003
                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $(6,848,637)   $  440,905
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Common stock issued for services                   3,331,800             0
    Depreciation and amortization                         20,100        11,165
  Changes in assets and liabilities:
    Cash held in trust                                         0         8,779
    Accounts receivable                                1,786,077      (636,237)
    Advances                                             917,520       291,622
    Inventories                                         (732,259)     (910,443)
    Accounts payable and accrued expenses               (192,044)      166,374
    Value added tax payable                           (2,239,162)      543,906
                                                      ----------    ----------
CASH FLOWS USED IN OPERATING ACTIVITIES               (3,956,605)      (83,929)
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (1,326,954)            0
                                                      ----------    ----------

CASH FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                          6,492,963             0
                                                      ----------    ----------

NET INCREASE IN CASH                                   1,209,404       (83,929)

Cash, beginning of period                              2,950,782       106,036
                                                      ----------    ----------

Cash, end of period                                   $4,160,186    $   22,107
                                                      ==========    ==========

SUPPLEMENTAL NON-CASH TRANSACTIONS
  Net liabilities assumed in reverse merger

                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

The balance sheet of AXM Pharma, Inc. as of June, 2004, the related consolidated statement of operations for the three and six months ended June 30, 2004, and the consolidated statement of cash flows for the six months ended June 30, 2004 included in the consolidated financial statements have been prepared by us without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 and reported in our most recent Form 10-KSB, have been omitted.


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

FINANCIAL CONDITION

On June 24, 2004, we completed a private equity financing of $3,042,500 with 11 accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $2,773,800. We issued
30.425 shares of our Series C Preferred Stock, $.001 par value per share, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at an exercise price equal to $5.50 per share. Each share of the preferred stock is convertible into a number of fully paid and non-assessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share. The warrants are redeemable by AXM Pharma under certain circumstances.

During the three-month period ended June 30., 2004 we generated $978,663 from product sales compared to revenues from product sales for the three-month period ended March 31, 2003 of $1,832,207. This represents a sales decrease of $853,544 from the three-month period ended March 31, 2003.

The lower sales were specifically due to the changing government regulations regarding the sales and marketing of pharmaceutical products in China. Due to new State Food and Drug Administration guidelines, we are now required to obtain Chinese Good Manufacturing Practices certification and renew our licenses to manufacture and sell our existing products at the national level, as opposed to the state and local level as had been required in the past. Because our national approval license applications were not submitted until April 2004, we have been unable to continue manufacturing and selling these items until we receive approval from the State Food and Drug Administration. Under the proscribed timeline for the approval process of national licenses (more than 100 working days from submission thereof), we expect to receive approval of our applications in October 2004 and to restart production of these products at that time. We have requested accelerated approval of our application for national registration approval number and hope that the renewal will be granted in advance of the inspection of our new factory for Chinese Good Manufacturing Certification scheduled for the fourth quarter of 2004.

In addition to the licenses for the products listed above, we acquired the rights to Qiyao, an adjunctive therapy for Type II diabetes; Tong Yang, an anti-fatigue functional food; Sunkist Vitamin Range; and, Whisper Feminine Hygiene Wash. We intend to manufacture, market and sell these products in the future, when we enter into appropriate marketing and distribution agreements. On July 29, 2004 we entered into a distribution agreement with China Zuellig Xinxing Pharmaceutical Company Limited. Zuellig Xinxing has the exclusive right to distribute and sell our Whisper Feminine Hygiene Wash in Beijing. The term of the agreement is one year, however it can be extended for an additional year on each anniversary of the date the agreement was entered into. We have finalized the plan with 40 product promoters for the test launch of Whisper Feminine Hygiene Wash in the top 100 pharmacies in Beijing. We have already met with three of the largest chain retail pharmacies in Beijing, namely, Golden Elephant, Chaoyang Dispatching (Yiyuan Tang), and Beijing Medical Group (Yibaoquanxing), all of whom we believe are enthusiastic and eager to carry our product in their stores. Zuellig Xinxing has also agreed to try to expand distribution of our product to more pharmacies. We are currently negotiating to import additional products under our Sunkist Agreement. It is our intention to begin importing these products sometime in the third or fourth quarter of this fiscal year.

Although our new sales and marketing initiatives have been delayed until later in the third and fourth quarters of 2004, management remains confident that the activities currently being completed in China will position us to be able to execute a solid growth plan of increased sales and earnings during the 4th quarter of 2004 and on into 2005. Management recognizes that 2004 is a significant transition year, where we are transforming a localized privately-owned pharmaceutical company into an international company with state of the art manufacturing facilities, nation-wide distribution reach and new globally recognized branded products. Delays in the actual launch of our new products, which is the culmination of our efforts over the past year, is typical within emerging markets and the pharmaceutical industry as a whole.

Gross profit on product sales for the three-month period ended June 30, 2004, was $513,228 compared to $799,642 for the three-month period ended March 31, 2003, a decrease of $286,414. During the remainder of FY 2004, we anticipate continuing to increase our gross profit margin with the sales of our new and re-licensed products particularly during the 4th quarter. We continue to anticipate a significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM
Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plant in Shenyang scheduled for October 2004.

At June 30, 2004, we had total assets of $11,555,467 compared to total assets of $11,024,738 at December 31, 2003. Cash was $4,160,186 as of June 30 2004, an
increase of $1,209,404 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $3,956,605 and cash provided by financing activities from the sale of Series C Preferred Stock was $2,773,800 and $40,000 was provided by the sale of common stock. Accounts receivable was $828,902 at June 30, 2004, a decrease of $1,786,077 from the $2,614,979 at December 31, 2003.
Inventories increased $732,259 to $2,976,013 from the $2,243,754 at December 31, 2003. The increase in inventories is attributable to preparations for increased sales in the fourth quarter. Products. Total liabilities at June 30, 2004 were $1,010,783, a decrease of $2,431,207 from the $3,441,990 at December 31, 2003.
Accounts payable and accrued liabilities were $332,120 at June 30, 2004, a decrease of $192,044 from the $524,164 at December 31, 2003.

Despite the views of management, the statements concerning future gross revenues and gross profits are forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of total sales below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces, which could negatively impact future sales and or operating profits.

RECENT DEVELOPMENTS

In August 2004, we signed an exclusive supply agreement for line of chewable prescription and OTC products under the Sunkist brand In Asia. We signed a distribution contract with China Zuellig Xin Xing, a subsidiary of largest pharmaceutical distributor in Asia and this new distributor, began purchasing our Whisper feminine hygiene product for an initial product launch in Beijing.

In June 2004, we filed for Chinese GMP approval of our plant in Shenyang with an anticipated construction completion in October 2004. We also appointed as our key advertising advisor the Ogilvy Group public relations firm to assist us in our product launch strategy focused on the second half of 2004. We also acquired an anti-depression and anti-fatigue compound for OTC distribution in China. We also, launched a new product line of chewable prescription and OTC products under the Sunkist brand in Asia that included the acquisition of the exclusive rights to an oral drug delivery technology.

In June 2004, we completed a $3,042,500 financing led by HC Wainwright and the Shemano Group. We received a key drug manufacturing license and appointed Saatchi & Saatchi to advise on certain advertising and marketing issues related to new product launches.

In May 2004, we were approved to use the name AXM Pharma in China. We also appointed the Alliance of ZZAD and Ogilvy Group to advise on various product packaging and marketing issues. Also, our feminine hygiene product was approved by the National Ministry for Health and Hygiene in China.

In October 2003, we began construction of a modern production and distribution facility, which we intend to qualify under United States Good Manufacturing Practice regulations. The new plant is located in a special economic zone in the city of Shenyang that will provide us with various multi-year tax and development incentives. Currently our products are produced by third parties pending the completion and certification of new production facility. This allows us to operate with approximately 35 employees. However, we anticipate that when our new facility is certified and becomes operational, we will have approximately 320 employees and we will cease using third-parties for the production of our products.

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

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and one may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We rely on third parties for the supply, manufacture and distribution of our products. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. Our growth is dependent on our ability to successfully develop, acquire or license new drugs. We may be subject to product liability claims in the future. Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business. We may experience barriers to conducting business due to governmental policy. Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States. Fluctuation of the Renminbi could materially affect our financial condition and results of operations. We may face obstacles from the communist system in The Peoples Republic of China. We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China. Trade barriers and taxes may have an adverse affect on our business and operations. There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization. A future outbreak of Severe Acute Respiratory Syndrome (SARS) or similar virus may adversely impact our operations and the operations of our contract manufacturers and distributors. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The fact that our directors and officers own over 45% of our capital stock may decrease the influence on shareholder decisions. The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

INVENTORIES

Inventories, which consist primarily of raw materials and related materials, are stated at the lower of cost or market with cost determined on a first-in, first-out (FIFO) basis. We regularly monitor inventories for excess or obsolete items and make any valuation corrections when such adjustments are needed.


NOTE 3 - STOCK ISSUANCES

COMMON STOCK ISSUED FOR STOCK-BASED COMPENSATION

We periodically issue common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending June 30, 2004, we issued 420,000 shares of common stock for services valued at $1,666,800.

On May 10, 2004, we issued 300,000 shares of restricted common shares valued at $1,176,000 pursuant to an agreement with Madden Consulting to provide investor relations services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance.

On May 7, 2004, we issued 120,000 shares of restricted common to XCL Partners valued at $490,800 pursuant to an agreement with XCL Partners to provide investor relations services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $4.09 per share, the market price for shares of our common stock at the time of issuance.

Conversions of Preferred Stock and Warrant Exercises
----------------------------------------------------

During the third quarter, AXM Pharma issued shares of common stock in connection with the following conversions of its Series A Preferred Stock and exercise of Common Stock purchase warrants. AXM Pharma issued 200,000 shares of common stock for the conversion of 200,000 shares of Series A Preferred Stock. AXM Pharma issued 20,000 shares of common stock for the exercise of warrants for proceeds of $40,000.

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


CASH FINANCING ACTIVITIES

On June 24, 2004, we completed a private equity financing of $3,042,500 with 11 accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $2,773,800. We issued
30.425 shares of our Series C Preferred Stock, $.001 par value per share, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at an exercise price equal to $5.50 per share. Each share of the preferred stock is convertible into a number of fully paid and nonassessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share. The warrants are redeemable by AXM Pharma under certain circumstances.

In addition to its fees and expenses, the placement agent received a three-year warrant to purchase up to 3 shares of our Series C Preferred Stock at a price of $100,000 per share and up to 35,793 warrants.

Also in connection with the issuance of the shares of preferred stock and warrants issued on June 24, 2004, we agreed to file the current registration statement with the Securities and Exchange Commission to register for resale the shares of our common stock into which the shares of our preferred stock may be converted and the shares of common stock issuable upon the exercise of the warrants. We are required to file such registration statement on or before July 15, 2004. If the registration statement is not declared effective by October 15, 2004, we will be required to pay liquidated damages equal to 1.0% of the amount invested and shall pay liquidated damages equal to 0.5% of the amount invested for each subsequent 30-day period. In no event however, shall the liquidated damages exceed 18% in the aggregate. We are required to keep this registration statement continuously effective under the Securities Act until such date as is the earlier of (x) the date when all of the securities covered by such registration statement have been sold or (y) the date on which such securities may be sold without any restriction pursuant to Rule 144 as determined by the counsel to AXM Pharma pursuant to a written opinion letter, addressed to our transfer agent to such effect. We also agreed to provide the same penalty provisions to our Series B Shareholders whose stock is also being registered as part of this prospectus.


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

Overview

On March 14, 2003, we completed a share exchange with Werke Pharmaceuticals, Inc., a Delaware corporation, formed to develop and finance the growth of Chinese based pharmaceutical companies. As a result of the share exchange, Werke became our wholly owned subsidiary. Werke's wholly owned operating subsidiary is AXM Shenyang Inc., a northern China-based pharmaceutical company. The comparables discussed below relate to the operations of Werke and its wholly owned subsidiary, AXM Shenyang, for the periods discussed.

During the fiscal quarter ended June 30, 2004, our products were primarily sold through one third party distributor, Liaoning Weikang Medicine Co., Ltd. and its selected sub-distributors, to hospital pharmacies in the key cities of Guangzhou and Shenyang. Beginning July 1, 2004, all pharmaceutical companies must obtain Good Manufacturing Practices certification and national approval licenses to manufacture each of their pharmaceutical products. The application period can take more than 100 working days. In April 2004, in accordance with guidelines provided by the Liaoning sFDA, we submitted applications to renew licenses for all of our pharmaceutical products. The guidelines provided to AXM Pharma are organized to accommodate companies that are building new manufacturing facilities and / or have other reasons for filing past December 2003. We are attempting to expedite the review process. Under these timelines, we expect to receive approval by October 2004. In June 2004, we submitted applications for Good Manufacturing Practices certification pursuant to the requirements of State Food and Drug Administration, which we are required to obtain prior to December 31, 2004. Until we receive these regulatory approvals and our products are ready for sale, we will not receive any revenues from the sale of our pharmaceutical products. However, certain of our new products, such as Whisper Feminine hygiene product and certain vitamin products that we intend to produce under our license agreement with Sunkist, do not require approval as pharmaceutical products and may therefore be produced and sold earlier. We expect to commence sales of a new feminine hygiene product brand named Whisper in August 2004, on a trial basis. We also anticipate that we will commence sales of certain of the Sunkist products in the third quarter, which will likely require approval as food products, which approval takes approximately one month to obtain.

We  are  currently   seeking  to  license  various  branded  OTC  products  from identifiable North American pharmaceutical and supplement companies for distribution and manufacturing in China and Asia-Pacific. We are currently party to a licensing agreement to manufacture market and sell certain vitamin and vitamin supplements in The Peoples Republic of China under the Sunkist brand name and trademark and other products under AXM Pharma owned brand names. The Sunkist trademark agreement grants AXM Pharma exclusive rights in The Peoples
Republic of China, excluding Macao and Hong Kong, for use of the Sunkist brand name for AXM Pharma's range of vitamin and vitamin supplements (excluding vitamin-fortified confections). The agreement also grants AXM Pharma a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by their agreement with AXM Pharma. Under the terms of the agreement, we are required to achieve certain sales targets each year, for each category of product licensed under the agreement. If we fail to achieve the agreed upon sales targets for any two consecutive years, the agreement may be terminated with regard to such product category by Sunkist in its discretion.

Recent events have led us to examine closely the management performance at our wholly owned operating subsidiary, AXM Shenyang. There are clear indications that deficiencies have arisen at the senior level. These deficiencies may have contributed to the delays in the process to obtain national approval licenses and the lower than expected sales in the second quarter. We have instituted a senior management executive search process in order to attract additional senior management and advisors to AXM Shenyang in order to support the significant company activities taking place in China during the second half of 2004 and beyond. This process is not unusual particularly in companies with international cross-cultural businesses. The typical results of this type of initiative is to add strong industry experienced executives to the management team and to reorganize various roles and responsibilities within the group in order to enhance productivity and reduce conflicts. We hope that these initiatives will lead to more effective integration of our U.S. and Chinese management teams and enhance our ability to conduct our business in an effective manner in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Total assets increased from $11,024,738 at December 31, 2003 to $11,555,467 at June 30, 2004. This increase is attributable to the increase of $1,219,656 in cash and an increase of $ 732,259 in receivables, offset by a decrease of $2,703,597 in advances to suppliers.

On June 24, 2004, we completed a private equity financing of $3,042,500 with 11 accredited investors. After payment of costs and expenses, including fees of the placement agent, we received net proceeds of approximately $2,773,800. We issued
30.425 shares of our Series C Preferred Stock, $.001 par value per share, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at an exercise price equal to $5.50 per share. Each share of the preferred stock is convertible into a number of fully paid and nonassessable shares of our common stock obtained by dividing the face value of $100,000 per share by at the fixed conversion price of $4.25 per share. The warrants are redeemable by AXM Pharma under certain circumstances.

Our total outstanding current liabilities decreased to approximately $1,010,783 at June 30, 2004, as compared to approximately $3,441,990 at March 31, 2003. This reduction of $2,431,207 is mostly attributable to a reduction in Value Added Tax liabilities of $2,239,162.

From December 31, 2003, to June 30, 2004, our cash and cash equivalents increased by approximately $1,209,404 million as a result of receipt of net proceeds in the private placement offering of approximately $6,492,963. This was offset by cash used for factory and equipment of $1,326,954 and reductions in current liabilities of $2,431,207. Approximately $1,666,800 of non-cash general, administrative and selling expenses were incurred in the period ended June 30, 2004. The non-cash expenses for the six months ended June 30, 2004 was $3,331,800. Non-cash expense is where we pay for services (e.g. financial consulting and investor relations services) using shares of our common stock. In the past the Company took advantage of these opportunities to conserve cash.


We currently have sufficient cash to maintain operations at their present level through the end of the current year. Capital used to date in activities associated with the building and certification of the new facilities in Shenyang is approximately US$4 million. We anticipate requiring additional investment of approximately US$ 4.2 million primarily during the 3rd quarter of 2004 in order to complete the new production facilities, laboratory and administration buildings. However, to fulfill our planned expansion in sales territory, complete the factory, implement the required systems and fund our working capital needs, we will need to raise approximately $9 million in additional funds. We are currently seeking to raise this additional capital through either sales of our equity securities or debt financing of our factory and equipment in Shenyang, but there cannot be any guarantees that we will be able to raise this additional capital on terms acceptable to management or at all. We are not currently in a position to call any of our outstanding warrants. However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants. In the event that these warrants were called and converted we would receive gross proceeds of approximately $10.5 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on the anticipated future sales and earnings.

If the warrants are not exercised and we are unable to provide necessary capital for construction of the Shenyang plant from future revenues or financing activities, this may cause delays in the construction of the Shenyang plant. More likely, however, is that in the absence of the funds from additional debt or equity financing or the exercise of the warrants, we will still be able to complete the Shenyang plant but we will then have to seek alternative manufacturing equipment that operates at lower capacity and speed. We intend to use the additional funds from exercise of the warrants, if any, for engineering support to increase speed of production through improving work flow and using higher speed equipment; for higher speed equipment for tableting and encapsulation production; and for higher volume equipment and higher speed equipment for cream mixing and filling production.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.




INVENTORY

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

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

VALUATION OF INTANGIBLES

From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

REVENUE

During the three-month period ended June 30, 2004 we generated $978,663 from product sales compared to revenues from product sales for the three-month period ended June 30, 2003 of $1,832,207. This represents a sales decrease of $853,544 from the three-month period ended June 30, 2003. For the six months ended June 30, 2004 sales were $2,097,628 versus sales of $3,199,449 for the comparable period ended June 30, 2003.

The lower sales were due in part to management's strategic decision to eliminate the sales of the Cefalexin and Norflexin antibiotic products due to their significantly decreasing gross profit margins. Antibiotic pricing is under significant pressure from government hospital purchasers who are reducing the price they are willing to pay for antibiotics by up to 20% per year. Other product categories are not under such pressures. Sales also decreased in part due to the fact that we have not yet received national approval for our pharmaceutical licenses or Chinese Good Manufacturing certification, which caused us to cease manufacturer of our pharmaceutical products as of July 1, 2004, and also disqualified us and any distributors we use from certain competitive bidding processes prior to that date. For example, we were disqualified from a competitive bidding process for the sale of Asarone direct to hospitals in Shanghai because we could not provide the documentation of Good Manufacturing Practices certification required by the local government to participate in such process. Management estimates that the approvals from the regulatory body for these items will be obtained in October 2004. Management further estimates that the Company will lose approximately in sales for the remainder of the year related to these items.

In March 2004, we announced that we had acquired the rights to manufacture and distribute a new adjunctive therapy for Type II diabetes. In March 2004, we also announced the signing of an exclusive agreement with Sunkist Growers to manufacture and distribute various vitamin and supplement products. In March 2004, we also announced that we had hired a former executive of Viagra's (Pfizer) Marketing Service provider in China as Vice President of Marketing. Following the close of the first quarter, in April 2004, we announced that we had gained the rights to manufacture and distribute a new Feminine Hygiene Product, Xin Shu, which we are marketing under the name Whisper Feminine Hygiene Wash, and had appointed ZZAD and the Ogilvy Group to provide marketing and branding service support for the various new products. In July 2004, we entered into an exclusive distribution agreement with China Zuellig Xin Xing to distribute Whisper in Beijing. Also in July 2004, we acquired the exclusive rights to oral drug delivery technology drug delivery technology for chewable tablets, capsules and lozenges including the transfer of intellectual property and technical support for formulation and manufacturing processes, as well as, distribution rights throughout Asia from WN Pharmaceuticals, Ltd. We plan to market these products will be marketed under the Sunkist brand, in accordance with our agreement with Sunkist. In August 2004, we entered into an exclusive supply agreement with WN Pharmaceuticals for the same products so that we can begin production and sales of these products prior to the completion and certification of our new factory. These events, coupled with anticipated expanded distribution and marketing relationships, have provided us with the key products and internal management and external advisors necessary for us to increase total revenues by as much as 300% in 2004. We anticipate completing new marketing and distribution relationships during the remainder of 2004. We are currently in negotiation with various new distribution and marketing partners, to date no additional distribution or marketing agreements have been executed. We will continue to seek additional manufacturing and marketing rights to new over-the-counter formulas and products.

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

GROSS PROFIT

Gross profit on product sales for the three-month period ended June 30, 2004, was $513,228 compared to $799,642 for the three-month period ended March 31, 2003, a decrease of $286,414. For the six months ended June 30, 2004 the gross profit was $1,051,856 compared to $1,244,310 for the comparable period in 2003. In both instances the decrease in gross profit is attributable to the decrease in sales.

While gross profit decreased due to decreased sales the gross margin actually improved from 43.6% for the three months ended June 30, 2003 to 52.4% for the three months ended June 30, 2004. Likewise the gross margin for the six months ended June 30, 2004 was 50.1% compared to 38.9% for the six months ended June 30, 2003. This increase in gross margin was achieved through a planned elimination of the sales of our ultra-low margin antibiotic products. During the remainder of FY 2004, we anticipate continuing to increase our gross profit margin with the sales of our new and re-licensed products particularly during the 4th quarter. We continue to anticipate a significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plant in Shenyang scheduled for October 2004.

Despite the views of management,  the statement  concerning  future gross profit margins is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of gross margins below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces that could negatively impact future sales and or operating profits.


SALES, GENERAL AND ADMINISTRATIVE EXPENSES

The cash portion of this expense category for the three months ended June 30, 2004 was $3,199,679 compared to $436,411 for the same period last year. The cash portion of this expense for the six months ended June 30, 2004 was $3,331,800 compared to $803,405 for the comparable period in 2003. This increase in cash expenditures on general, administrative and selling expense for this quarter compared to the same quarter last year is due primarily to the expansion of administrative staff in the US and China to provide for financial reporting, capital raising efforts and maintaining our public relations at a level consistent with a public company. We also added staff in setting up the information technology function for reviewing possible software and hardware solutions. The expenditures in the information technology area are necessary in order to proceed with the actual implementation and role our of our new manufacturing, marketing and accounting software modules in step with the completion of our new manufacturing facility in Shenyang and meeting US GMP and China GMP standards.

In addition to the aforementioned cash expenses in the general, administrative and selling expense category there were $1,666,800 in non-cash expenses relating to stock issued for professional services rendered in the public relations area for the three months ended June 30, 2004. For the six months ended June 30, 2004 there was $3,436,628 in non-cash expenditures for professional services rendered.


NON-CASH CONSULTING ACTIVITIES

During the three-month period ended June 30, 2004, our Board of Directors authorized the issuance of shares of restricted common stock to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $1,660,800 for the issuance of these shares during the three-month period ended June 30, 2004. For the six month period ended June 30, 2004 the Company incurred $3,331,800 in non-cash expense for compensation to various consultants.

NET LOSS AND LOSS PER SHARE

The net loss the three months ended June 30, 2004, was $4,353,251 including $1,660,800 in non-cash stock issuance. The net loss in the period applicable to common shareholders was $5,265,140 or $(0.35) per share compared to $363,231 profit the same period during 2003. The Net Loss for the three months ended June 30, 2004 was primarily the result of increased expenses related to our public reporting status and increased activities associated with the construction of our new plant in Shenyang. The net loss for the six months ended June 30, 2004 was $6,848,637 as compared to $440,905 for the comparable period in 2003. The same reasons attributable to the three month loss increase are applicable to the six month results. The net loss applicable to the common shareholders for the six month period ended June 30, 2004 was $8,845,543 as compared to $440,905 for the comparable period in 2003.

Delays in regulatory approval have caused delays in the implementation of new sales and marketing initiatives until later in the third and fourth quarters of 2004. Management remains confident that the activities currently being completed in China will position us to be able to execute a solid growth plan of increased sales and earnings during the 4th quarter of 2004 and on into 2005. Management recognizes that 2004 is a significant transition year, where we are transforming a localized privately owned pharmaceutical company into an international company with state of the art manufacturing facilities, nation-wide distribution reach and new globally recognized branded products. Delays in the actual launch of our new products, which is the culmination of our efforts over the past year, is typical within emerging markets and the pharmaceutical industry as a whole.

The net loss and loss per share results for the three months ended June 30, 2004, were higher than internal management estimates. We had previously forecasted $33 million in gross sales and earnings per share for FY2004 at $0.42 cents per share, excluding non-cash expenses, on a fully diluted basis of approximately 21 million shares outstanding at year-end. Management now estimates that we will incur a loss of approximately $ 2.7 million or_ ($0.13) per share on FY 2004 sales of approximately $12 million and gross profits of $6.1 million, excluding non-cash expenses, on a fully diluted basis of approximately 21 million shares outstanding at year-end. The primary reasons for these revised estimates are the delays in bringing certain products to market, as well as lost sales due to the particular regulations, which require us to receive national approval of licenses for the manufacture and sale of our pharmaceutical products and the need to receive Chinese Good Manufacturing Practices certification.

Despite the views of management, the statement concerning future loss or earnings per share is a forward-looking statement that involves certain risks and uncertainties, which could result in a fluctuation of earnings below those anticipated to be achieved. Pricing of our products and gross profit on product sales could change due to competitive forces which could negatively impacted future earnings.

ASSETS AND LIABILITIES

At June 30, 2004, we had total assets of $11,555,467 compared to total assets of $11,024,738 at December 31, 2003. Cash was $4,160,186 as of June 30, 2004, an
increase of $1,209,404 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $3,956,605 and cash provided by financing activities from the sale of common and preferred stock was $6,492,963.

Accounts receivable was $828,902 at June 30, 2004, a decrease of $1,786,077 from the $2,614,979 at December 31, 2003. Inventories increased $732,259 to $2,976,013 from the $2,243,754 at December 31, 2003. The increase in inventories is attributable to preparing to meet the anticipated higher sales figures.

Total liabilities at June 30, 2004 were $1,010,783, a decrease of $2,431,207 from the $3,441,990 at December 31, 2003. Accounts payable and accrued liabilities were $332,120 at June 30, 2004, a decrease of $192,044 from the $524,164 at December 31, 2003.


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

The State Food and Drug Administration of The Peoples Republic of China recently implemented new guidelines for licensing of pharmaceutical products. All existing manufacturers with licenses, which are currently valid under the previous guidelines, are required to apply for Good Manufacturing Practices certification by June 30, 2004, and to receive approval by December 31, 2004. We believe that our new factory, which is currently under construction in Shenyang and being constructed to meet more stringent U.S. Good Manufacturing Practices requirements, will pass the certification process and that our current licenses will be renewed under the new guidelines. However, should we fail to receive certification under the new guidelines promulgated by the State Food and Drug Administration, our business would be impacted in a materially adverse manner.

In addition, we are required to obtain or seek to obtain national approval licenses to manufacture each of our pharmaceutical products. By law, the approval process for these licenses can take more than 100 working days. As AXM Shenyang's manufacturing facilities are currently under construction, the company qualified for application under an exception category. The approval schedule provided by the Liaoning Provincial sFDA office for AXM Pharma Shenyang has not been realized to date. An expedited review may be possible, but it only reduces the process by approximately two months. While pending approval, companies are not allowed to manufacture or sell any of their drugs. We submitted our applications in April 2004 and believe that we will gain approval and resume sales by October 2004, however we have been required to cease the manufacture and sale of our drug products since June 30, 2004. Depending on how long the approval process ultimately takes, the Company could lose up to six months of its pharmaceutical sales.

Our dependence on certain local parties may impact our ability to control certain aspects of our operations.

Our operations may become substantially dependent on local Chinese partners to provide marketing expertise and knowledge of the local regulatory environment in order to facilitate the acquisition of necessary licenses and permits. Any failure to form or maintain alliances with local partners, or the preemption or disruption of such alliances by our competitors or otherwise, could adversely affect our ability to penetrate and compete successfully in the Chinese marketplace. In addition, in the uncertain legal environments in The Peoples Republic of China, our business may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with AXM Pharma.

Our ability to successfully integrate management of our U.S. parent company and our Chinese operating subsidiary will have a material impact on our ability to successfully operate our business.

At AXM Shenyang, there are clear indications that management deficiencies have arisen at the senior level, which result, in many cases, from the difficulty to successfully implement U.S. style management at a Chinese operating company and the difficulty faced by U.S. trained managers operating in China. These deficiencies may have contributed to the delays in the process to obtain national approval licenses and the lower than expected sales in the 2nd quarter. We and AXM Shenyang are actively seeking solutions to these issues. Such solutions may include, among other actions, the hiring of senior level managers who are familiar with both U.S. management methods and Chinese language and culture. In the event that we are unable to implement such solutions in a timely manner it could have a material adverse effect on our business and operations, including but not limited to, further delays in future anticipated national approval licensing activities and the ramp-up of the sales of new and existing products.

We rely on third parties for the supply, manufacture and distribution of our products.

Third parties have manufactured and distributed all of our products. We have not, and do not have manufacturing facilities, personnel or access to raw materials to independently manufacture our products. Prior to the interruption in the manufacture and sale of our drugs for regulatory reasons and because our factory is still under construction, our products were manufactured by Qiqihaer Pharmaceutical Factory 2 and distributed by Liaoning Weikang Medicine Co. Ltd. Except for any contractual rights and remedies that we may have had with our manufacturer and our distributor, we did not have any control over the availability of our products, their quality or cost or the actual distribution of our products. Our current distribution agreement with Liaoning Weikang Medicine Co. Ltd. expired at the end of March 2004. Although Liaoning Weikang Medicine Co. Ltd. verbally agreed to continue as our distributor, we have not signed a definitive written agreement for distribution of our products with Liaoning Weikang Medicine Co. Ltd. or any other distributor. Our manufacturing agreement with Qiqihaer Pharmaceutical Factory 2 will expire in September 2004. Depending upon when our national license application and Good Manufacturing Practices certification are approved, our new factory may be operational and therefore we may no longer require the services of Quiqihaer Pharmaceutical. We have also begun discussions and negotiations with other third-party manufacturers whom we may employ if our new factory is not complete by September 2004. If however, construction of our new factory is not complete and we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms we may not be able to produce and distribute our products as planned. If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer we engage will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements. In addition, production of our products may require raw materials for which the sources and quantities are limited. An inability to obtain adequate supplies of raw materials could significantly delay development, regulatory approval and marketing of our products.

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

On July 29, 2004 we signed a distribution agreement with China Zuellig Xinxing Pharmaceutical Company Limited. Under the terms of the Agreement, Zuellig Xinxing has an exclusive right to distribute, market and sell Whisper Feminine Hygiene Wash in Beijing and the trade channels (retail pharmacy and hospital channel) defined by us. The Agreement with Zuellig Xinxing is effective for one
(1) year, and is thereafter renewable automatically on the anniversary of the date the agreement was entered, for additional one-year terms. Zuellig Xinxing is and will continue to negotiate with retail pharmacies in Beijing. However, if the pharmacies do not agree to carry our products it could have a material adverse effect on our Beijing sales and business.

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

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Peter Cunningham, our Chief Executive Officer; Chet Howard, our Chief Financial Officer; and Wang Wei Shi, Chief Executive Officer of AXM Shenyang, Inc. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We currently only have an employment agreement with Peter Cunningham. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require not only a strong background in the pharmaceutical industry, but a familiarity with language and culture in the markets in which we compete. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new products and on our ability to successfully introduce such products to the market.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties. Our growth depends, in part, on our success in such process. Our planned expansion over time is founded on a simple principal of introducing two new products or line extensions each year and to expand distribution into two new territories each year. This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions. We believe that our planned expansion will require $5.0 million in total over three years, which we intend to fund out of our future revenues and, if necessary, additional financing. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected. In addition, we may not be able to recover our investment in the development or acquisition of new products, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development or acquisition from our future revenues. Even if we are able to develop acquire or license new products, our growth could be materially adversely impacted if we are unable to successfully market and sell such new products once they are available to us.

We may be subject to product liability claims in the future.

We face an inherent business risk of exposure to product liability claims in the event that the uses of our technologies or products are alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermore, although we have not historically experienced any problems associated with claims by users of our products, we do not currently maintain product liability insurance. We plan to have a product liability insurance plan in place by the second quarter of fiscal 2004; however, there can be no assurance that we will be able to acquire product liability insurance with terms that are commercially feasible.


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

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of May 2004, our common stock traded an average of approximately 55,000 shares per day. As of August 2, 2004, the closing bid price of our common stock on the American Stock Exchange was $3.41 per share. As of August 2, 2004, we had approximately 108 shareholders of record not including shares held in street name. In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

The fact that our directors and officers own approximately 43.70% of our capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 43.70% of our capital stock. As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

The outstanding warrants may adversely affect AXM Pharma in the future and cause dilution to existing Shareholders.

The holders of the warrants have until August 21, 2008, September 12, 2008, December 31, 2008, and June 24, 2007 respectively, to exercise their warrants. There are currently 3,683,689 warrants outstanding, which are exercisable at a price of $3.00 per share, with the exception of those warrants which expire on June 24, 2007, which are exercisable at a price of $5.50 per share, subject to adjustment in certain circumstances. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)     Not Applicable.

(b)     Not Applicable.

(c) On May 7, 2004, we issued 120,000 shares of restricted common stock, and 200,000 warrants at $6.00 per warrant, to XCL Partners, Inc. 20,000 shares were released when the agreement was signed on June 24, 2004. The remaining 100,000 shares are to be released monthly based upon a vesting schedule of 10 ,000 shares per month for ten (1 0 ) months , beginning 30 days after effective date of the agreement The services to be provided under the agreement are investor relations. 20,000 warrants shall vest immediately. The remaining 180,000 warrants shall be released monthly based on a vesting schedule of 15,000 warrants per month for eleven (11) months. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $4.09 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the XCL Partners was $ 490,800 .

On May 10, 2004 we issued 300,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement. The services to be provided under the consulting agreement were investor and public relations. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to Madden Consulting was $1,176,000.

On June 24, 2004, we issued 30.425shares of our preferred stock, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share to accredited investors pursuant to a private equity financing. Each share of the preferred stock shall be convertible into a number of fully paid and nonassessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share. In addition, we issued to HC Wainwright, our placement agent, a three-year warrant to purchase up to 3 shares of our Series C Preferred Stock at a price of $4.25per share and up to 35,793 warrants. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The securities issued have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On June 24, 2004, we issued 100,000 warrants to each of SF Capital Partners Ltd., Gryphon Master Fund, L.P., Banyon Asia Limited and Banyon Mac 24, Ltd., each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share, in consideration for services provided related to our recent private equity financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The securities issued have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

(d)     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


ITEM 5.   OTHER INFORMATION

The Company recently moved its U.S. corporate headquarters from 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89109 to 7251 West Lake Mead Blvd., Suite 300, Las Vegas, Nevada 89128.

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

(b)      Reports of Form 8-K

1. On May 17, 2004, we filed a Current Report on Form 8-K reporting that on May 17, 2004, we held a conference call discussing our fiscal 2004, first quarter results and current events of AXM Pharma. (Item 12).

2. On June 22, 2004, we filed a Current Report on Form 8-K reporting that on June 22, 2004, we held a conference call discussing our current activity on the American Stock Exchange. (Item 5).

3. On June 25, 2004, we filed a Current Report on Form 8-K reporting that on June 24, 2004, we completed a private equity financing of $3,042,500 with 11 accredited investors



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 18, 2004             AXM PHARMA, INC.

                                   By: /s/ Peter Cunningham
                                       --------------------------------
                                           Peter Cunningham,
                                           President and CEO

                                       /s/ Chet Howard
                                       --------------------------------
                                           Chet Howard,
                                           Chief Financial Officer
                                           Principle Accounting Officer




Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
----------------------------------------

I, Peter Cunningham, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AXM Pharma, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  August 18, 2004


/S/ Peter Cunningham
-----------------------
Peter Cunningham
Chief Executive Officer

Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER
----------------------------------------

I, Chet Howard, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of AXM Pharma, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     c. Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 18, 2004

/s/  Chet Howard
---------------------------------
     Chet Howard,
     Chief Financial Officer
     Principle Accounting Officer

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

August 18, 2004

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Chet Howard, Chief Financial Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/  Chet Howard
---------------------------------
     Chet Howard,
     Chief Financial Officer
     Principle Accounting Officer

August 18, 2004