Form 10QSB/A
period 2004-06-30
AXM PHARMA INC
filed 2004-08-23
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A


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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............28

Item 5.  OTHER INFORMATION.................................................28

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................29




                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                AXM Pharma, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)


ASSETS
Current assets

  Cash                                                                    $  4,160,186
  Accounts Receivable, net of allowance of 0                                   828,902
  Inventories                                                                2,976,013
  Advances, Suppliers                                                          548,179
                                                                          ------------

    Total current assets                                                     8,513,280

Property and equipment, net                                                  1,592,316
Licenses                                                                     1,449,871
                                                                          ------------

TOTAL ASSETS                                                              $ 11,555,467
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Value added tax payable                                                 $    678,664
  Accounts payable and accrued expenses                                        332,119
                                                                          ------------

    Total current liabilities                                                1,010,783


Stockholders' Equity
Series A Preferred stock, $.001 par value, 4,050,000 shares authorized,
  2,255,000 shares issued and outstanding                                        2,255
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
  860,000 shares issued and outstanding                                            860
Series C Preferred stock, $.001 par value, 100 shares authorized,
  30.425 shares issued and outstanding                                               1
Common stock, $.001 par value, 50,000,000 shares authorized,
  15,642,280 issued and outstanding                                             15,642
Additional paid-in-capital                                                  22,652,647
Accumulated deficit                                                        (12,126,721)
                                                                          ------------

Stockholders' Equity                                                        10,544,684
                                                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 11,555,467
                                                                          ============



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended               Six Months Ended
                                                            June 30,                        June 30,
                                                    ----------------------------   ----------------------------
                                                     2004             2003          2004            2003
                                                    ------------    ------------   ------------    ------------
Revenues                                            $    978,663    $  1,848,057    $  2,097,628    $  3,215,216

Cost of revenues                                         465,435       1,037,365       1,045,772       1,964,774
                                                    ------------    ------------    ------------    ------------

Gross profit                                             513,228         810,692       1,051,856       1,250,442


General, administrative and selling:

  Cash                                                 3,199,679         488,069       4,568,693         855,529

  Non-cash                                             1,666,800         787,500       3,331,800         787,500
                                                    ------------    ------------    ------------    ------------

Net income (loss)                                   $ (4,353,251)   $   (467,877)   $ (6,848,637)   $   (392,587)

Net income (loss) applicable common shareholders:

  Net income (loss)                                 $ (4,353,251)   $   (467,877)   $ (6,848,637)    $   (392,587)
  Beneficial conversion features of preferred
    stock                                               (827,838)              0      (1,775,466)              0
  Deemed dividend from beneficial
      conversion feature of warrants                     (84,051)              0        (221,440)              0
                                                    ------------    ------------    ------------    ------------

Net income (loss) applicable to common
shareholders                                        $ (5,265,140)   $   (467,877    $ (8,845,543)   $   (392,587)

                                                    ============    ============    ============    ============

Net income (loss) per share:
  Basic and diluted                                 $      (0.35)   $       0.01    $      (0.60)   $      (0.03)

Weighted averaged shares outstanding:

  Basic and diluted                                   15,221,836      11,420,000      14,708,684      12,984,828


                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                         2004          2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $(6,848,637)   $  (392,587)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Common stock issued for services                   3,331,800        787,500

    Depreciation and amortization                         20,100         32,796
     Changes in assets and liabilities:
      Cash held in trust                                       0          8,074

     Accounts receivable                               1,786,077       (644,051)

     Advances                                            917,520        291,597

     Inventories                                        (732,259)      (921,573)

     Accounts payable and accrued expenses              (192,044)       193,627

     Value added tax payable                          (2,239,162)       552,664
                                                     -----------    -----------


CASH FLOWS USED IN OPERATING ACTIVITIES               (3,956,605)       (91,953)
                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures                                (1,326,954)       (27,235)
                                                     -----------    -----------

  Cash Received in reverse merger                                           169
                                                                    -----------
CASH FROM FINANCING ACTIVITIES

  Proceeds from sale of stock                          6,492,963              0
                                                     -----------    -----------

NET INCREASE IN CASH                                   1,209,404        (83,672)

Cash, beginning of period                              2,950,782        106,027
                                                     -----------    -----------

Cash, end of period                                  $ 4,160,186    $    22,355
                                                     ===========    ===========


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

During the three-month period ended June 30., 2004 we generated $978,663 from product sales compared to revenues from product sales for the three-month period ended March 31, 2003 of $1,848,057. This represents a sales decrease of $869,394 from the three-month period ended March 31, 2003.

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

Gross profit on product sales for the three-month period ended June 30, 2004, was $513,228 compared to $810,692 for the three-month period ended March 31, 2003, a decrease of $297,464. During the remainder of FY 2004, we anticipate continuing to increase our gross profit margin with the sales of our new and re-licensed products particularly during the 4th quarter. We continue to anticipate a significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM
Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plant in Shenyang scheduled for October 2004.

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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

REVENUE

During the three-month period ended June 30, 2004 we generated $978,663 from product sales compared to revenues from product sales for the three-month period ended June 30, 2003 of $1,848,057. This represents a sales decrease of $869,394 from the three-month period ended June 30, 2003. For the six months ended June 30, 2004 sales were $2,097,628 versus sales of $3,215,216 for the comparable period ended June 30, 2003.

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

GROSS PROFIT

 Gross profit on product sales for the three-month period ended June 30, 2004, was $513,228 compared to $810,692 for the three-month period ended March 31, 2003, a decrease of $297,464. For the six months ended June 30, 2004 the gross profit was $1,051,856 compared to $1,250,442 for the comparable period in 2003. In both instances the decrease in gross profit is attributable to the decrease in sales.

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


SALES, GENERAL AND ADMINISTRATIVE EXPENSES

 The cash portion of this expense category for the three months ended June 30, 2004 was $3,199,679 compared to $488,069 for the same period last year. The non-cash portion of this expense for the six months ended June 30, 2004 was $3,331,800 compared to $787,500 for the comparable period in 2003. This increase in cash expenditures on general, administrative and selling expense for this quarter compared to the same quarter last year is due primarily to the expansion of administrative staff in the US and China to provide for financial reporting, capital raising efforts and maintaining our public relations at a level consistent with a public company. We also added staff in setting up the information technology function for reviewing possible software and hardware solutions. The expenditures in the information technology area are necessary in order to proceed with the actual implementation and role our of our new manufacturing, marketing and accounting software modules in step with the completion of our new manufacturing facility in Shenyang and meeting US GMP and China GMP standards.

In addition to the aforementioned cash expenses in the general, administrative and selling expense category there were $1,666,800 in non-cash expenses relating to stock issued for professional services rendered in the public relations area for the three months ended June 30, 2004. For the six months ended June 30, 2004 there was $3,331,800 in non-cash expenditures for professional services rendered.


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

NET LOSS AND LOSS PER SHARE

The net loss the three months ended June 30, 2004, was $4,353,251 including $1,660,800 in non-cash stock issuance. The net loss in the period applicable to common shareholders was $5,265,140 or $(0.35) per share compared to $467,877 loss the same period during 2003. The Net Loss for the three months ended June 30, 2004 was primarily the result of increased expenses related to our public reporting status and increased activities associated with the construction of our new plant in Shenyang. The net loss for the six months ended June 30, 2004 was $6,848,637 as compared to $392,587 for the comparable period in 2003. The same reasons attributable to the three month loss increase are applicable to the six month results. The net loss applicable to the common shareholders for the six month period ended June 30, 2004 was $8,845,543 as compared to $392,587 for the comparable period in 2003.

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

Date:  August 23, 2004             AXM PHARMA, INC.

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

Date:  August 23, 2004


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

Date: August 23, 2004

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

August 23, 2004

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

August 23, 2004