Form 10KSB/A
period 2003-12-31
AXM PHARMA INC
filed 2004-09-01
CIK 1113643

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

                               PETER W. CUNNINGHAM
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      7251 WEST LAKE MEAD BLVD., SUITE 300,
                               LAS VEGAS, NV 89128
                                 (702) 562-4155
            (Name, address and telephone number of agent for service)


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

PART I.

This amendment is being filed to disclose our change in auditors so that the disclosure herein conforms with the information provided on our Form 8-K filed on August 28, 2004.


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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements required by this item appear at the end of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2003

         Statement of Operations - For the years ended December 31, 2002, and 2003.

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



ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Financial Statements (appearing at the end of this report):

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2003

         Statement of Operations - For the years ended December 31, 2002, and 2003.

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

            10.11+,++   Incentive and Nonstatutory Stock Option Plan

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

         /s/ Mark H. Elenowitz                         Dated: April 5, 2004
         -----------------------------------------
             Mark H. Elenowitz
             Director

         /s/ Chaoying Li                               Dated: April 5, 2004
         -----------------------------------------
             Chaoying Li
             Director

         /s/ Mark J. Bluer                             Dated: April 5, 2004
         -----------------------------------------
             Mark J. Bluer
             Director

         /s/ Montgomery F. Simus                       Dated: April 5, 2004
         -----------------------------------------
             Montgomery F. Simus
             Director

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  AXM Pharma, Inc.
  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of AXM Pharma, Inc. as of December 31, 2003 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of AXM Pharma's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXM Pharma, Inc. as of December 31, 2003 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Lopez, Blevins, Bork & Associates, LLP
------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas


August 26, 2004




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

Private Equity Financings

In January 2004, AXM Pharma, Inc. completed a private equity financing of $1,935,000, with two accredited investors. Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent, are approximately $1,740,000. We issued 860,000 shares of our Series B Preferred Stock, $.001 par value per share, at a price per share of $2.25 and 1,000,000 Common Stock Purchase Warrants (the "Warrants"), each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of five years from the date of issuance at a price of $3.00 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. In addition to its fees and expenses, the placement agent, or its assigns, received a five-year warrant to purchase up to 86,000 shares of AXM Pharma's Series B Preferred Stock at a price of $2.25 per share and up to 100,000 Warrants on a pro-rata basis to the number of shares of Preferred Stock purchased upon exercise. AXM Pharma is obligated to file a registration statement within six months the closing covering the shares of common stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants.

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

Common Stock for Services

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

Product Licenses

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

                                                                   Exhibit 10.11

                                AXM PHARMA, INC.
                  Incentive and Nonstatutory Stock Option Plan


A. Purpose

This Incentive and Nonstatutory Stock Option Plan (the "Plan") is intended to further the growth and financial success of AXM Pharma, Inc. (the "Corporation") by providing additional incentives to directors, executives and selected employees of and consultants to the Corporation so that such participants may acquire or increase their proprietary interest in the Corporation. The term "Corporation" shall include any parent corporation or subsidiary corporation of the Corporation as those terms are defined in Section 424(e) and (f) of the Internal Revenue Code of 1986, as amended (the "Code"). Stock options granted under the Plan ("Options") may be either "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, or "Nonstatutory Options" at the discretion of the Board of Directors of the Corporation (the "Board") and as reflected in the respective written stock option agreements granted pursuant to this Plan.

B. Administration

The Plan shall be administered by the Board; provided however, that the Board may delegate such administration to a committee of not fewer than two members (the "Committee"), each of whom is a member of the Board and all of whom are disinterested persons, as contemplated by Rule 16b-3 ("Rule 16b-3") promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act").

Subject to the provisions of the Plan, the Board and/or the Committee shall have authority to (a) grant, in its discretion, Incentive Stock Options in accordance with Code section 422 or Nonstatutory Options; (b) determine in good faith the fair market value of the stock covered by an Option; (c) determine which eligible persons shall be granted Options, the number of shares to be covered by the Options and the restrictions, terms and conditions thereof; (d) construe and interpret the Plan; (e) promulgate, amend and rescind rules and regulations relating to its administration, and correct defects, omissions and inconsistencies in the Plan or any Option; (f) consistent with the Plan and with the consent of the Optionee, as appropriate, amend any outstanding Option or amend the exercise date or dates; (g) determine the duration and purpose of leaves of absence which may be granted to Optionees without constituting termination of their employment for the purpose of the Plan; and (h) make all other determinations necessary or advisable for the Plan's administration. The interpretation and construction by the Board of any provisions of the Plan or of any Option it shall be conclusive and final. No member of the Board or the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option.

C. Eligibility

The persons who shall be eligible to receive Options shall be directors, officers and employees of the Corporation and consultants to the Corporation ("Optionees"). The term consultant shall mean any person, other than an employee, who is engaged by the Corporation to render services and is compensated for such services, and any director of the Corporation whether or not compensated for such services; provided that, if the Corporation registers any of its securities pursuant to the Exchange Act, the term consultant shall thereafter not include directors who are not compensated for their services or are paid only a director fee by the Corporation.

(a) Incentive Stock Options. Incentive Stock Options may only be issued to employees of the Corporation. Incentive Stock Options may be granted to officers or directors, provided they are also employees of the Corporation. Payment of a director's fee shall not be sufficient to constitute employment by the Corporation. Any grant of option, subsequent to the first registration of any of the securities of the Corporation under the Securities Act, may at the discretion of the Board be made subject to certain conditions, including, without limitation, condition which are intended to avoid the imposition of liability under Section 16(b) of the 1934 Act. An Optionee may hold more than one Option.

The Corporation shall not grant an Incentive Stock Option under the Plan to any employee if the grant would result in the employee holding the right to exercise for the first time in any one calendar year, under all Incentive Stock Options granted under the Plan or any other plan maintained by the Corporation, Options with respect to shares of stock having an aggregate fair market value, determined as of the date the Option is granted, in excess of $100,000. Should it be determined that an Incentive Stock Option granted under the Plan exceeds such maximum for any reason other than a failure in good faith to value the stock subject to such Option, the excess portion of the Option shall be considered a Nonstatutory Option. To the extent the employee holds two or more such Options which become exercisable for the first time in the same calendar year, the foregoing limitation on the exercisability of such Option as Incentive Stock Options under the Federal tax laws shall be applied on the basis of the order in which the Options are granted. If, for any reason, an entire option does not qualify as an Incentive Stock Option by reason of exceeding such maximum, that option shall be considered a Nonstatutory Option.

(b) Nonstatutory Option. The provisions of Section 3(a) shall not apply to any Option designated as a "Nonstatutory Stock Option Agreement" or which sets forth the intention of the parties that the option be a Nonstatutory Option.

D. Stock

The stock subject to Options shall be shares of the Corporation's authorized but unissued or reacquired common stock (the "Stock").

(a) Number of Shares. Subject to adjustment as provided in Paragraph 5(i) of this Plan, the total number of shares of Stock which may be purchased through exercise of Options granted under this Plan shall not exceed 3,000,000. If any Option shall for any reason terminate or expire, any shares allocated thereto but remaining unpurchased upon such expiration or termination shall again be available for the grant of Options with respect to that Option under the Plan as though no Option had been granted with respect to such shares. Any shares of Stock issued pursuant to an Option and repurchased pursuant to the terms of the Option shall be available for future Options as though not previously covered by an Option.

(b) Reservation of Shares. The Corporation shall reserve and keep available at all times during the term of the Plan such number of shares as shall be sufficient to satisfy the requirements of the Plan. If, after reasonable efforts, which efforts shall not include the registration of the Plan or Options under the Securities Act, the Corporation is unable to obtain authority from any applicable regulatory body, which authorization is deemed necessary by legal counsel for the Corporation for the lawful issuance of shares hereunder, the

Corporation shall be relieved of any liability with respect to its failure to issue and sell the shares for which such requisite authority was deemed necessary unless and until the authority is obtained.

(c) Application of Funds. The proceeds received by the Corporation from the sale of Stock pursuant to the exercise of Options will be used for general corporate purposes.

(d) No Obligation to Exercise Option. The granting of an Option shall impose no obligation upon the Optionee to exercise such Option.

(e) Adjustment of Shares. In the event of any change in the outstanding Stock by reason of a stock split, stock dividend, combination, subdivision or reclassification of shares, recapitalization, merger, or similar event, the Board or the Committee may adjust proportionately (a) the number of shares of Stock reserved under the Plan and available for Incentive Stock Options and Nonstatutory Options; and (b) the exercise prices related to outstanding Options. In the event of any other change affecting the Stock or any distribution (other than normal cash dividends) to holders of Stock, such adjustments as may be deemed equitable by the Board or the Committee, including adjustments to avoid fractional shares, shall be made to give proper effect to such event. In the event of a corporate merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation, the Board or the Committee shall be authorized to issue or assume Options, whether or not in a transaction to which Code section 424(a) applies, by means of substitution of new Options for previously issued Options or an assumption of previously issued Options.

E. Terms and Conditions of Options

Options granted hereunder shall be evidenced by agreements between the Corporation and the respective Optionees, in such form and substance as the Board or Committee shall from time to time approve. Such agreements need not be identical, and in each case may include such provisions as the Board or Committee may determine, but all such agreements shall be subject to and limited by the following terms and conditions:

(a) Number of Shares. Each Option shall state the number of shares to which it pertains.

(b) Option Price. Each Option shall state the exercise price, which shall be determined as follows:

(i) Any Stock Option granted to a person who at the time the Option is granted owns (or is deemed to own pursuant to Code section 424(d)) stock possessing more than ten percent (10%) of the total combined voting power or value of all classes of stock of the Corporation, ("Ten Percent Holder") shall have an exercise price of no less than one hundred ten percent (110%) of the fair market value of the common stock as of the date of grant; and

(ii) Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than one hundred percent (100%) of the fair market value of the common stock as of the date of grant.

(iii) Nonstatutory Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an exercise price of no less than eighty-five percent (85%) of the fair market value of the common stock as of the date of grant. For the purposes of this Paragraph 5(b), the fair market value shall be as determined by the Board, in good faith, which determination shall be conclusive and binding; provided however, that if there is a public market for the Stock, the fair market value per share shall be the average of the bid and asked prices (or the closing price if the stock is listed on the NASDAQ National Market System) on the date of grant of the Option, or if listed on a stock exchange, the closing price on such exchange on the date of grant.

(c) Medium and Time of Payment. The Option exercise price shall become immediately due upon exercise of the Option and shall be paid in cash or check made payable to the Corporation. Should the Corporation's outstanding common stock be registered under Section 12(g) of the Exchange Act at the time the Option is exercised, then the exercise price may also be paid as follows:

(i) in shares of Stock held by the Optionee for the requisite period necessary to avoid a charge to the Corporation's earnings for financial reporting purposes and valued at fair market value on the exercise date, or

(ii) through a special sale and remittance procedure pursuant to which the Optionee shall concurrently provide irrevocable written instructions (a) to a Corporation designated brokerage firm to effect the immediate sale of the purchased shares and remit to the Corporation, out of the sale proceeds available on the settlement date, sufficient funds to cover the aggregate exercise price payable for the purchased shares plus all applicable Federal, state and local income and employment taxes required to be withheld by the Corporation by reason of such purchase, and (b) to the Corporation to deliver the certificates for the purchased shares directly to such brokerage firm in order to complete the sale transaction.

At the discretion of the Board, exercisable either at the time of Option grant or of Option exercise, the exercise price may also be paid (i) by Optionee's delivery of a promissory note in form and substance satisfactory to the Corporation and permissible under the Nevada Securities Regulations and bearing interest at a rate determined by the Board in its sole discretion, but in no event less than the minimum rate of interest required to avoid the imputation of compensation income to the Optionee under the Federal tax laws, or (ii) in such other form of consideration permitted by the Nevada Corporation Laws as may be acceptable to the Board.

(d) Term and Exercise of Options. Any Option granted to an Employee of the Corporation shall become exercisable over a period of no longer than 5 years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of 10 years from the date it is granted, and no Incentive Stock Option granted to a Ten Percent Holder shall, by its terms, be exercisable after the expiration of 5 years from the date of the Option. Unless otherwise specified by the Board or the Committee in the resolution authorizing such Option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of the Option.

Each Option shall be exercisable to the nearest whole share, in installments or otherwise, as the respective Option agreements may provide. During the lifetime of an Optionee, the Option shall be exercisable only by the Optionee and shall not be assignable or transferable by the Optionee, and no other person shall acquire any rights therein. To the extent not exercised, installments (if more than one) shall accumulate, but shall be exercisable, in whole or in part, only during the period for exercise as stated in the Option agreement, whether or not other installments are then exercisable.

(e) Termination of Status as Employee, Consultant or Director. If Optionee's status as an employee shall terminate for any reason other than Optionee's disability or death, then Optionee (or if the Optionee shall die after such termination, but prior to exercise, Optionee's personal representative or the person entitled to succeed to the Option) shall have the right to exercise the portions of any of Optionee's Incentive Stock Options which were exercisable as of the date of such termination, in whole or in part, not less than 30 days nor more than three (3) months after such termination, or, in the event of "termination for cause" (as that term is defined in Nevada Labor Code and case law related thereto) or by the terms of the Plan or the Option Agreement or an employment agreement, the Option shall automatically terminate as of the termination of employment as to all shares covered by the Option.

With respect to Nonstatutory Options granted to employees, directors or consultants, the Board may specify such period for exercise, not less than 30 days except that in the case of "termination for cause" or removal of a director pursuant to the Nevada Corporation Laws, the Option shall automatically terminate as of the termination of employment or services as to shares covered by the Option, following termination of employment or services as the Board deems reasonable and appropriate. The Option may be exercised only with respect to installments that the Optionee could have exercised at the date of termination of employment or services. Nothing contained herein or in any Option granted pursuant hereto shall be construed to affect or restrict in any way the right of the Corporation to terminate the employment or services of an Optionee with or without cause.

(f) Disability of Optionee. If an Optionee is disabled (within the meaning of Code section 22(e)(3)) at the time of termination, the three (3) month period set forth in Paragraph 5(e) shall be a period, as determined by the Board and set forth in the Option, of not less than 6 months nor more than one year.

(g) Death of Optionee. If an Optionee dies while employed by, engaged as a consultant to or serving as a Director of the Corporation, the portion of the Optionee's Option which was exercisable at the date of death may be exercised, in whole or in part, by the estate of the decedent or by a person succeeding to the right to exercise the Option at any time within (i) a period, as determined by the Board and set forth in the Option, of not less than three months nor more than ten year after Optionee's death, which period shall not be more, in the case of a Nonstatutory Option, than the period for exercise following termination of employment or services, or (ii) during the remaining term of the Option, whichever is the lesser. The Option may be so exercised only with respect to installments exercisable at the time of Optionee's death and not previously exercised by the Optionee.

(h) Nontransferability of Option. No Option shall be transferable by the Optionee, except by will or by the laws of descent and distribution.

(i) Recapitalization. Subject to any required action of shareholders, the number of shares covered by each outstanding Option, and the exercise price per share set forth in each Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock resulting from a subdivision or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of such shares affected without receipt of consideration by the Corporation; provided, however, the conversion of any convertible securities of the Corporation shall not be deemed to have been effected without receipt of consideration by the Corporation.

In the event a proposed dissolution or liquidation of the Corporation, a merger or consolidation in which the Corporation is not the surviving entity, or a sale of all or substantially all of the assets or capital stock of the Corporation (collectively, a "Reorganization"), unless otherwise provided by the Board, this Option shall terminate immediately prior to such date as is determined by the Board, which date shall be no later than the consummation of the Reorganization. In such event, if the entity which shall be the surviving entity does not tender to Optionee an offer, having no obligation to do so, to substitute for any unexercised Option a stock option or capital stock of the surviving entity, as applicable, which on an equitable basis shall provide the Optionee with substantially the same economic benefit as the unexercised Option, then the Board may grant to the Optionee, in its sole and absolute discretion and without obligation, the right for a period commencing 30 days prior to and ending immediately prior to the date determined by the Board pursuant hereto for termination of the Option or during the remaining term of the Option, whichever is the lesser, to exercise any unexpired Option or Options without regard to the installment provisions of Paragraph 5(d) of the Plan; provided, that any such right granted shall be granted to all Optionees not receiving an offer to receive substitute options on a consistent basis, and provided further, that any such exercise shall be subject to the consummation of the Reorganization.

Subject to any required action of stockholders, if the Corporation shall be the surviving entity in any merger or consolidation, each outstanding Option thereafter shall pertain to and apply to the securities to which a holder of shares of Stock equal to the shares subject to the Option would have been entitled by reason of the merger or consolidation.

In the event of a change in the Stock as presently constituted, which is limited to a change of all of its authorized shares without par value into the same number of shares with a par value, the shares resulting from any such change shall be deemed to be the Stock within the meaning of the Plan.

To the extent that the foregoing adjustments relate to stock or securities of the Corporation, such adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided in this Paragraph 5(i), the Optionee shall have no rights by reason of any subdivision or consolidation of shares of stock of any class or the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class, and the number or price of shares of Stock subject to any Option shall not be affected by, and no adjustment shall be made by reason of, any dissolution, liquidation, merger, consolidation or sale of assets or capital stock, or any issue by the Corporation of shares of stock of any class or securities convertible into shares of stock of any class.

The grant of an Option pursuant to the Plan shall not affect in any way the right or power of the Corporation to make any adjustments, reclassifications, reorganizations or changes in its capital or business structure or to merge, consolidate, dissolve, or liquidate or to sell or transfer all or any part of its business or assets.

(j) Rights as a Stockholder. An Optionee shall have no rights as a stockholder with respect to any shares covered by an Option until the effective date of the issuance of the shares following exercise of this Option by Optionee. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued, except as expressly provided in Paragraph 5(i) of this Plan.

(k) Modification, Acceleration, Extension, and Renewal of Options. Subject to the terms and conditions and within the limitations of the Plan, the Board may modify an Option, or once an Option is exercisable, accelerate the rate at which it may be exercised, and may extend or renew outstanding Options granted under the Plan or accept the surrender of outstanding Options (to the extent not yet exercised) and authorize the granting of new Options in substitution for such Options, provided such action is permissible under Code and under the Corporate Securities Rules of the Nevada Corporations Commissioner. Notwithstanding the provisions of this Paragraph 5(k), however, no modification of an Option shall, without the consent of the Optionee, alter to the Optionee's detriment or impair any rights or obligations under any Option theretofore granted under the Plan.

(l) Exercise Before Exercise Date. At the discretion of the Board, the Option may, but need not, include a provision whereby the Optionee may elect to exercise all or any portion of the Option prior to the stated exercise date of the Option or any installment thereof. Any shares so purchased prior to the stated exercise date shall be subject to repurchase by the Corporation upon termination of Optionee's employment as contemplated by Paragraphs 5(n) of this Plan prior to the exercise date stated in the Option and such other restrictions and conditions as the Board or Committee may deem advisable.

(m) Reacquisition, Replacement and Reissuance of Options. (a) The Board or the Committee, with or without the consent of the Optionee, may at any time cause the Corporation to reacquire and cancel any outstanding and unexercised Option, or any portion therefor. In such event, the Corporation shall pay to such Optionee an amount in cash equal to the excess (if any) of (i) the fair market value of the shares of Stock subject to such Option, or portion thereof, at the time of reacquisition, over (ii) the option price of such Option, or portion thereof. The Corporation may withhold from any such payment applicable taxes and other amounts. The shares of Stock subject to such Option, or portion thereof, reacquired and canceled in consideration for a cash payment to an Optionee shall not again be available for option under the Plan. In the event that the exercise price of such Option, or portion thereof, exceeds the fair market value of the shares of Stock subject to such Option, or portion thereof, at the time of reacquisition, such Option may be reacquired and canceled by the Company without payment therefor. The shares of Stock subject to such Option, or portion thereof, reacquired and canceled without payment therefor to the Optionee, may again be subject to an Option under the Plan.

(n) Other Provisions. The Option agreements authorized under this Plan shall contain such other provisions, including, without limitation, restrictions upon the exercise of the Options, as the Board or the Committee shall deem advisable. Shares shall not be issued pursuant to the exercise of an Option, if the exercise of such Option or the issuance of shares thereunder would violate, in the opinion of legal counsel for the Corporation, the provisions of any applicable law or the rules or regulations of any applicable governmental or administrative agency or body, such as the Code, the Securities Act, the Exchange Act, the Nevada Securities Rules, and the rules promulgated under the foregoing or the rules and regulations of any exchange upon which the shares of the Corporation are listed. Without limiting the generality of the foregoing, the exercise of each Option shall be subject to the condition that if at any time the Corporation shall determine that (i) the satisfaction of withholding tax or other similar liabilities, or (ii) the listing, registration or qualification of any shares covered by such exercise upon any securities exchange or under any state or federal law, or (iii) the consent or approval of any regulatory body, or (iv) the perfection of any exemption from any such withholding, listing, registration, qualification, consent or approval is necessary or desirable in connection with such exercise or the issuance of shares thereunder, then in any such event, such exercise shall not be effective unless the withholding, listing registration, qualification, consent, approval or exemption shall have been effected, obtained or perfected free of any conditions not acceptable to the Corporation.

(o) Repurchase Agreement. The Board may, in its discretion, require as a condition to the grant of an Option under this Plan, that an Optionee execute an agreement with the Corporation, in form and substance satisfactory to the Board in its discretion ("Repurchase Agreement"), (i) restricting the Optionee's right to transfer shares purchased under the Option without first offering the shares to the Corporation or another stockholder of the Corporation upon the same terms and conditions as provided therein; and (ii) providing that upon termination of Optionee's employment with the Corporation, for any reason, the Corporation (or another stockholder of the Corporation, as provided in the Repurchase Agreement) shall have the right at its discretion (or the discretion of such other shareholders) to purchase and/or redeem all such shares owned by the Optionee on the date of termination of his or her employment at a price equal to (A) the fair value of the shares as of such date of termination, or (B) if such repurchase right lapses at twenty percent (20%) of the number of shares per year, the original purchase price of such shares, and upon terms of payment permissible under the Nevada Securities Rules; provided that in the case of Options or Stock Awards granted to officers, directors, consultants or affiliates of the Company, such repurchase provisions may be subject to additional or greater restrictions as determined by the Board or Committee.

(p) Investment Intent. Unless and until the issuance and sale of the shares subject to the Plan are registered under the Securities Act or shall be exempt pursuant to the rules promulgated thereunder, each Option under the Plan shall provide that the purchases of shares thereunder shall be for investment purposes and not with a view to, or for resale in connection with, any distribution thereof. Further, unless the issuance and sale of the stock have been registered under the Securities Act, each Option shall provide that no shares shall be purchased upon the exercise of such Option unless and until (i) any then applicable requirements of state and federal laws and regulatory agencies shall have been fully complied with to the satisfaction of the Corporation and its counsel, and (ii) if requested to do so by the Corporation, the person exercising the Option shall (i) give written assurances as to knowledge and experience of such person (or a representative employed by such person) in financial and business matters and the ability of such person (or representative) to evaluate the merits and risks of exercising the Option, and
(ii) execute and deliver to the Corporation a letter of investment intent and/or such other form related to applicable exemptions from registration, all in such form and substance as the Corporation may require. If shares are issued upon exercise of an Option without registration under the Securities Act, subsequent registration of the shares shall relieve the purchaser of any investment restrictions or representations made upon the exercise of such Options.

(q) Tax Withholding. The Company shall have the right to deduct applicable taxes from any Option payment and withhold, at the time of delivery or exercise of Options or vesting of shares under such Options, an appropriate number of shares for payment of taxes required by law or to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for withholding of such taxes. If Stock is used to satisfy tax withholding, the Stock shall be valued based on the fair market value of the Stock when the tax withholding is required to be made.

F. Amendment and Termination of Plan

The Board may, insofar as permitted by law, from time to time, with respect to any shares at the time not subject to Options, suspend or terminate the Plan or revise or amend it in any respect whatsoever, except that without the approval of the shareholders of the Corporation, no such revision or amendment shall (i) increase the number of shares subject to the Plan, (ii) decrease the price at which Options may be granted, (iii) materially increase the benefits to Optionees, or (iv) change the class of persons eligible to receive Options under the Plan; provided, however, no such action shall alter or impair the rights and obligations under any Option outstanding as of the date thereof without the written consent of the Optionee thereunder. No Option may be granted while the Plan is suspended or after it is terminated, but the rights and obligations under any Option granted while the Plan is in effect shall not be impaired by suspension or termination of the Plan.

G. Availability of Information

During the term of the Plan and any additional period during which an Option granted pursuant to the Plan shall be exercisable, the Corporation shall make available, not later than 90 days following the close of each of its fiscal years, such financial and other information regarding the Corporation as is required by the bylaws of the Corporation and applicable law to be furnished in an annual report to the stockholders of the Corporation.

H. Notices

All notices, requests, demands, and other communications pursuant to this Plan shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the third day following mailing to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid.

I. Indemnification of Board

In addition to such other rights or indemnifications as they may have as directors or otherwise, and to the extent allowed by applicable law, the members of the Board and the Committee shall be indemnified by the Corporation against the reasonable expenses, including attorney fees, actually and necessarily incurred in connection with the defense of any claim, action, suit or proceeding, or in connection with any appeal thereof, to which they or any of them may be a party by reason of any action taken, or failure to act, under or in connection with the Plan or any Option granted under the Plan, and against all amounts paid by them in settlement thereof (provided the settlement is approved by independent legal counsel selected by the Corporation) or paid by them in satisfaction of a judgment in any such claim, action, suit or proceeding, except in any case in relation to matters as to which it shall be adjudged in such claim, action, suit or proceeding that the Board or Committee member is liable for negligence or misconduct in the performance of his or her duties; provided that within seven days after institution of any such action, suit or Board proceeding the member involved shall offer the Corporation, in writing, the opportunity, at its own expense, to handle and defend the same.

J. Governing Law

The Plan and all determinations made and actions taken pursuant to it, to the extent not otherwise governed by the Code or the securities laws of the United States, shall be governed by the laws of the State of Nevada and construed accordingly.

                                                                    Exhibit 14.1

                                AXM PHARMA, INC.


                          CODE OF ETHICS FOR DIRECTORS



The Board of Directors has adopted this Code of Ethics (the "Code') as a set of guidelines for AXM Pharma, Inc. ("Company") directors, intended to promote ethical behavior and to provide guidance to help directors recognize and deal with ethical issues.

The business of the Company is managed under the direction of the Board of Directors and the various committees thereof. The basic responsibility of the directors is to exercise their business judgment, carrying out their responsibilities in a manner that they reasonably believe to be in the best interest of the Company and its stockholders. The Board of Directors is not expected to assume an active role in the day-to-day operational management of the Company.

1. Conflicts of Interest. Directors should avoid actual or apparent conflicts of interest with the Company in personal and professional relationships. Generally speaking, a conflict of interest occurs when a director's or a director's immediate family's personal interest interferes, has the potential to interfere, or appears to interfere materially with: (a)the interests or business of the Company; or (b) the ability of the director to carry out his or her duties and responsibilities. A director should disclose to the Board any transaction or relationship that the director reasonably expects could give rise to an actual or apparent conflict of interest with the Company,

2. Corporate Opportunities. In carrying out their duties and responsibilities, directors should endeavor to advance the legitimate interests of the Company when the opportunity to do so arises. Directors should avoid: (a) taking for themselves personally opportunities that are discovered in carrying out their duties and responsibilities to the Company; (b) using Company property or information, or their position as directors, for personal gain; and (c) competing with the Company, in each of the foregoing eases, to the material detriment of the Company. Whether any of the foregoing actions is to the material detriment of the Company will be determined by the Board of Directors based on all relevant facts and circumstances, including in the ease of the foregoing clause (a), whether the Company has previously declined to pursue such proposed opportunity for its own benefit.

3. Confidentiality. Directors should observe the confidentiality of information that they acquire in carrying out their duties and responsibilities, except where disclosure is approved by the Company or legally mandated. Confidential information includes, but is not limited to, all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. Of special sensitivity is financial information, which should under all circumstances be considered confidential except where its disclosure is approved by the Company or when the information has been publicly disseminated.

4. Fair Dealing. In carrying out their duties and responsibilities (including, among others, the appointment of senior management of the Company and the setting of policies pursuant to which the Company operates), directors should promote fair dealing by the Company and its employees and agents with customers, suppliers, competitors and employees.

5. Protection and Proper Use of Company Assets In carrying out their duties and responsibilities, directors should promote the responsible use and control of the Company's assets and resources by die Company. Company assets, such as information, materials, supplies, intellectual property, facilities, software and other assets owned or leased by the Company, or that are otherwise in the Company's possession, should be used only for legitimate business purposes of the Company.

6. Compliance with Laws, Rules and Regulations. In carrying out their duties and responsibilities, directors should comply, and endeavor to cause the Company to comply, with applicable governmental laws, rules and regulations. In addition, if any director becomes aware of any information that lie or she believes constitutes evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company, any employee or another director, then such director should bring such information to the attention of any one or more of the following persons, as circumstances may warrant: the Company's General Counsel, the Chair of the Board's Audit Committee or the Board's Presiding Director.

7. Encouraging the Reporting of Illegal or Unethical Behavior. Directors should endeavor to cause the Company to proactively promote ethical behavior and to encourage employees to report evidence of illegal or unethical behavior to appropriate Company personnel.

8. Insider Trading. Directors should observe Company policies applicable to them with respect to the purchase and sale of Company common stock.

9. Personal Loans to Executive Officers or Directors. Federal securities laws prohibit the Company from, directly or indirectly (including through subsidiaries), (a) extending or arranging for the extension of personal loans to its directors and executive officers and (b) renewing or materially modifying existing loans to such persons. Directors shall not seek or facilitate personal loans from the Company in contravention of the foregoing.

Directors are expected to adhere to this Code. It is the responsibility of each director to become familiar with and understand this Code, seek further explanation and advice concerning the interpretation and requirements of this Code, as well as any situation which appears to be in conflict with it. The Board of Directors shall determine appropriate actions to be taken in the event of violations of this Code.

Any waiver of, or amendment to, the requirements of this Code may only be authorized by the Board of Directors, and will be subject to public disclosure to the extent required by law or the listing standards of the American Stock Exchange.

Directors should direct questions regarding the application or interpretation of the Code to the Company's Counsel.

                                                                    Exhibit 14.2

                                AXM PHARMA, INC.

    CODE OF ETHICS FOR THE CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER,
             SENIOR FINANCIAL OFFICERS AND OTHER EXECUTIVE OFFICERS


The Company has adopted this Code of Ethics (the "Code") as a set of guidelines pursuant to which our chief executive officer and senior executive officers should perform their duties. The Code is intended to deter wrongdoing and to promote adherence to the standards set forth below, Executives subject to the Code include the President and Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, and any person who performs a similar function (the "Covered Executives"). The particular executives who are subject to the Code from time to time will be designated by, and informed of such designation, by the Company.

o In carrying out their duties and responsibilities, Covered Executives should endeavor to act with honesty and integrity, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

o To promote full, fair, accurate, timely and understandable disclosure in the periodic reports that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company, it is the responsibility of each Covered Executive promptly to bring to the attention of the Company's Disclosure Committee any material information of which he may become aware that affects the disclosures made by the Company in its public filings or otherwise, and to otherwise assist the Disclosure Committee in fulfilling its responsibilities.

      In addition, each Covered Executive shall promptly bring to the attention of the Disclosure Committee any information he may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

o In carrying out their duties and responsibilities, Covered Executives should endeavor to comply, and to cause the Company to comply, with applicable governmental laws, rules and regulations. In addition, each Covered Executive shall promptly bring to the attention of the Compliance Officer (as defined below) or the head of the Audit Committee any information he may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof

o Each Covered Executive shall promptly report to the Compliance Officer any information he may have concerning evidence of a material violation of the Code.

o Covered Executives are expected to adhere to the Code. The Company shall determine appropriate actions to be taken in the event of violations of the Code by any Covered Executives. Such actions shall he reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code.

o The Company will appropriately disclose any substantive amendment to, and any waiver of, any provision of the Code that applies to the Covered Executives.

o The compliance officer (the "Compliance Officer") for the implementation and administration of the Code shall be the Company's Chief Financial Officer.

                                                                    Exhibit 21.1

Werke Pharmaceuticals, Inc.
Shenyang Tianwei Werke Pharmaceuticals Co., Ltd.

                                                                    Exhibit 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Peter Cunningham, certify that:

1.   I have reviewed this annual report on Form 10-KSB of AXM Pharma, Inc.

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

Date: August 30, 2004

/s/ Peter Cunningham
---------------------------
    Peter Cunningham
    Chief Executive Officer

                                                                    Exhibit 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Chet Howard, certify that:

1.   I have reviewed this annual report on Form 10-KSB of AXM Pharma, Inc.

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

Date: August 30, 2004

/s/ Chet Howard
---------------------------
    Chet Howard,
    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AXM Pharma, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter W. Cunningham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Peter W. Cunningham
---------------------------
    Peter W. Cunningham,
    Chief Executive Officer

August 30, 2004

                                                                    Exhibit 32.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of AXM Pharma, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Chet Howard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Chet Howard
---------------------------
    Chet Howard,
    Chief Financial Officer

August 30, 2004