Form 10QSB
period 2004-09-30
AXM PHARMA INC
filed 2004-11-18
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  (MARK ONE)

     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

     [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER __________


                                AXM PHARMA, INC.
      ---------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            NEVADA                                        20-0745214
-----------------------------------             --------------------------------
(STATE OR OTHER JURISDICTION                    IRS EMPLOYER IDENTIFICATION NO.)
  OF INCORPORATION OR ORGANIZATION)


                            US REPRESENTATIVE OFFICE

            7251 WEST LAKE MEAD BLVD., SUITE 300, LAS VEGAS, NV 89128
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (702) 562-4155
                           (ISSUER'S TELEPHONE NUMBER)


                                (FORMER ADDRESS)


         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS  REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES  X   NO
                           ---    ---

         AS OF SEPTEMBER 30, 2004, THERE WERE 16,066,789SHARES OF COMMON STOCK OUTSTANDING, 2,255,000 SHARES OF SERIES A PREFERRED STOCK OUTSTANDING AND 860,000 SHARES OF SERIES B PREFERRED STOCK OUTSTANDING AND 30.419 SHARES OF SERIES C PREFERRED STOCK OUTSTANDING.

PART I - FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements

Balance Sheet at September 30, 2004 (unaudited)................................3

Unaudited Statements of Operations for the three month periods ended
  September 30, 2004 and 2003..................................................4

Unaudited Statements of Cash Flows for the
  nine month periods ended September 30, 2004 and 2003.........................5

Notes to Financial Statements..................................................6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION ............................6

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...........................6

NOTE 3 - STOCK ISSUANCES......................................................10

Item 2 - MANAGEMENT DISCUSSION AND ANALYSIS...................................12

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28

Item 5.  OTHER INFORMATION....................................................28

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................29



                            PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                AXM Pharma, Inc.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)

ASSETS
Current assets

  Cash                                                                    $    941,623
  Accounts Receivable, net of allowance of 0                                    25,717
  Inventories                                                                2,976,012
  Advances, Suppliers                                                           90,119
                                                                          ------------


    Total current assets                                                     4,033,472


Property and equipment, net                                                  4,176,333
Licenses                                                                     1,449,871
                                                                          ------------


TOTAL ASSETS                                                              $  9,659,676
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Value added tax payable                                                 $    678,746
  Accounts payable and accrued expenses                                        340,785
                                                                          ------------

    Total current liabilities                                                1,019,531

Stockholders' Equity
Series A Preferred stock, $.001 par value, 4,050,00 shares authorized,
  2,255,000 shares issued and outstanding                                        2,255
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
  860,000 shares issued and outstanding                                            860
Series C Preferred stock, $.001 par value,  100 shares authorized,
  34 shares issued and outstanding                                                   1
Common stock, $.001 par value, 50,000,000 shares authorized,

  16,066,789 issued and outstanding                                             16,067
Additional paid-in-capital                                                  23,896,429
Accumulated deficit                                                        (15,275,467)
                                                                          ------------


Stockholders' Equity                                                         8,640,145
                                                                          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  9,659,676



                                 AXM PHARMA, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED September 30, 2004
                                   (UNAUDITED)

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                             ----------------------------    ----------------------------
                                                 2004            2003             2004            2003
                                             ------------    ------------    ------------    ------------

Revenues                                     $          0    $  3,123,441    $ 2,097,628     $   6,338,657

Cost of revenues                                        0       2,186,519       1,045,772        4,151,293
                                             ------------    ------------    ------------    -------------

Gross profit                                            0         936,922       1,051,856        2,187,364

General, administrative and selling:

  Cash                                          1,908,627       1,258,517       6,477,320        2,114,046
  Non-cash                                      1,240,118       2,708,335       4,571,918        3,495,835
                                             ------------    ------------    ------------    -------------

Net loss                                     $ (3,148,745)   $ (3,029,930)   $ (9,997,382)   $  (3,422,517)

Net loss applicable common shareholders:
  Net loss                                   $ (3,148,745)   $ (3,029,930)   $ (9,997,382)   $  (3,422,517)
  Beneficial conversion features of
   preferred stock                                      0      (2,933,137)     (2,357,916)       (2,933,137)
  Deemed dividend from beneficial
      conversion feature of warrants              (95,754)        (40,743)       (665,099)          (40,743)
                                             ------------    ------------    ------------    -------------

Net loss applicable to common shareholders   $ (3,244,499)   $ (6,003,810)   $(13,020,397)   $  (6,396,397)
                                             ============    ============    ============    =============

Net loss per share:
  Basic and diluted                          $      (0.22)   $      (0.45)   $      (0.82)   $       (0.51)

Weighted averaged shares outstanding:
  Basic and diluted                            15,969,560      13,257,332      15,070,424       12,658,227


                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (UNAUDITED)

                                                         2004           2003
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            (9,997,382)    (3,422,517)
  Adjustments to reconcile net loss to cash used in
   operating activities:
    Common stock issued for services                   4,571,918      3,495,835
    Depreciation and amortization                         33,731         43,776
     Changes in assets and liabilities:
      Cash held in trust                                       0        (66,573)
     Accounts receivable                               2,589,262     (1,890,025)
     Advances                                          1,374,580        291,597
     Inventories                                        (732,258)      (392,887)
     Accounts payable and accrued expenses              (179,291)       146,855
     Value added tax payable                          (2,239,080)     1,104,183
                                                     -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES               (4,578,520)      (689,576)

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                (3,906,707)       (27,236)

CASH FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                          6,476,068      4,888,562

NET INCREASE IN CASH                                  (2,009,159)     4,171,570

Cash, beginning of period                              2,950,782        106,036

Cash, end of period                                      941,623      4,277,597

SUPPLEMENTAL NON-CASH TRANSACTIONS
  Net liabilities assumed in reverse merger

                                AXM PHARMA, INC.
                     (FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2003 included in our Annual Report on Form 10-KSB.

The balance sheet of AXM Pharma, Inc. as of September 30, 2004, the related consolidated statement of operations for the three and nine months ended September 30, 2004, and the consolidated statement of cash flows for the nine months ended September 30, 2004 included in the consolidated financial statements have been prepared by us without audit. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2003 and reported in our most recent Form 10-KSB, have been omitted.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OUR BUSINESS

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People's Republic of China. We are a publicly listed company trading under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in the People's Republic of China. Our business in the People's Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the Northeastern Portion of the People's Republic of China. AXM Shenyang and its predecessor company, Shenyang Tiawei Pharmaceutical Factory, Ltd., have an operating history of approximately 10 years. AXM Shenyang has historically been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. AXM Shenyang's plant was decommissioned in 2002 due to significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial, residential neighborhood. In April 2004 AXM Shenyang applied for national renewal of its 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. We have received confirmation that 42 of these licenses, including all of those which we have historically commercialized, have now been renewed by the State Food and Drug Administration. We anticipate recommencing production of Asarone and Weifukang as soon as our factory receives Chinese Good Manufacturing Practices certification. We anticipate receiving this certification in December 2004, although there can be no guarantee. In the future we plan to expand our business by commercializing additional licenses held by AXM Shenyang; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house.

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

During the three-month period ended September 30, 2004 we did not generate any product sales compared to revenues from product sales for the three-month period ended September 30, 2003 of $3,123,441. This represents a sales decrease of $3,123,441 from the three-month period ended September 30, 2003.

The lack of sales was specifically due to the changing government regulations regarding the sales and marketing of pharmaceutical products in China. Due to new State Food and Drug Administration guidelines, we are now required to obtain Chinese Good Manufacturing Practices certification and renew our licenses to manufacture and sell our existing products at the national level, as opposed to the state and local level as had been required in the past. Because our national approval license applications were not submitted until April 2004, we were required to cease manufacturing and selling these items until we received approval from the State Food and Drug Administration. We have received confirmation that 42 of our license renewals have been approved by the State Food and Drug Administration. We expect to begin producing and selling these products again as soon as our new factory receives Chinese Good Manufacturing Practices certification. We hope to receive Chinese Good Manufacturing Practices certification in December 2004 following an anticipated inspection of our factory in November 2004.

In addition to the licenses for the products listed above, we acquired the rights to Qiyao, an adjunctive therapy for Type II diabetes; Tong Yang, an anti-fatigue functional food; Sunkist Vitamin Range; and, Whisper Feminine Hygiene Wash. We intend to manufacture, market and sell these products in the future, when we enter into appropriate marketing and distribution agreements.

Although our new sales and marketing initiatives have been delayed until later in the fourth quarter of 2004, management remains confident that the activities currently being completed in China will position us to be able to execute a solid growth plan of increased sales and earnings during the 4th quarter of 2004 and on into 2005. Management recognizes that 2004 is a significant transition year, where we are transforming a localized privately-owned pharmaceutical company into an international company with state of the art manufacturing facilities, nation-wide distribution reach and new globally recognized branded products. Delays in the actual launch of our new products, which is the culmination of our efforts over the past year, is typical within emerging markets and the pharmaceutical industry as a whole.

Due to the absence of any sales for the three months ended September 30, 2004 there was not any gross profit compared to $936,922 for the three-month period ended September 30, 2003, a decrease of $936,922. During the remainder of FY
2004, we anticipate continuing to increase our gross profit margin with the sales of our new and re-licensed products. We continue to anticipate a significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plant in Shenyang scheduled for December 2004.

At September 30, 2004, we had total assets of $9,659,676 compared to total assets of $11,024,738 at December 31, 2003. Cash was $941,623 as of September 30, 2004, a decrease of $2,009,159 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $5,038,269. Accounts receivable was $25,717 at September 30, 2004, a decrease of $2,589,262 from the $2,614,979 at December 31, 2003. Trade receivables of approximately $828,902 were written off due to Chinese trade laws governing pharmaceuticals that are no longer licensed for sale. Inventories increased $732,259 to $2,976,013 from the $2,243,754 at December 31, 2003. Total liabilities at September 30, 2004 were $1,019,531, a decrease of $2,422,459 from the $3,441,990 at December 31, 2003.
Accounts payable and accrued liabilities were $340,785 at September 30, 2004, a decrease of $183,379 from the $524,164 at December 31, 2003.

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

RECENT DEVELOPMENTS

In October we completed construction on several key facilities within our new factory, including our Ointment/Cream facility, which is now ready for Good Manufacturing Practices certification. This facility has undergone a test-run, standard operating procedures have been established for Good Manufacturing Practices, and technicians and department employees have undergone the necessary training. Additionally, construction is now complete on our Solid Dosage Form facility. The major equipment, such as a high speed tablet press, has been shipped from the supplier and we anticipate that it will be installed and operational in late November or December 2004. . Standard operating procedures have been established for this equipment and training has already been completed by a team of engineers from the US and Shenyang. We anticipate that the Chinese Good Manufacturing Practices inspection group will perform their inspection at the end of November. We anticipate that we will obtain the final Chinese Good Manufacturing Practices certificate of approval in December2004.

Since July 2004, we signed exclusive supply agreements for a range of chewable prescription and OTC products under the Sunkist brand In Asia. We have signed distribution contracts with distributors in Shenzhen, Beijing and Shanghai and plan to launch Whisper in November 2004 in these territories.

In June 2004 we appointed as our key advertising advisor the Ogilvy Group public relations firm to assist us in our product launch strategy focused on the second half of 2004. We also acquired an anti-depression and anti-fatigue compound for OTC distribution in China. We also, launched a new product line of chewable prescription and OTC products under the Sunkist brand in Asia that included the acquisition of the exclusive rights to an oral drug delivery technology.

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

In October 2003, we began construction of a modern production and distribution facility, which we intend to qualify under United States Good Manufacturing

Practice regulations. The new plant is located in a special economic zone in the city of Shenyang that will provide us with various multi-year tax and development incentives. We anticipate that when our new facility is certified and becomes operational, we will have approximately 320 employees.

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

RISKS AND UNCERTAINTIES

All of the following risks may impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and one may lose all or part of your investment. Additional risks include: We may not be able to adequately protect and maintain our intellectual property. We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products. Our dependence on certain local third parties may impact our ability to control certain aspects of our operations. We may have difficulty competing with larger and better financed companies in our sector. New legislative or regulatory requirements may adversely affect our business and operations. We are dependant on certain key existing and future personnel. Our growth is dependent on our ability to successfully develop, acquire or license new drugs. We may be subject to product liability claims in the future. Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business. We may experience barriers to conducting business due to governmental policy. Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States. Fluctuation of the Renminbi could materially affect our financial condition and results of operations. We may face obstacles from the communist system in The Peoples Republic of China. We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China. Trade barriers and taxes may have an adverse affect on our business and operations. There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization. A future outbreak of Severe Acute Respiratory Syndrome
(SARS) or similar virus may adversely impact our operations and the operations of our contract manufacturers and distributors. There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The fact that our directors and officers own approximately 45% of our capital stock may decrease the influence on shareholder decisions. The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

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


NOTE 3 - STOCK ISSUANCES

COMMON STOCK ISSUED FOR STOCK-BASED COMPENSATION

We periodically issue common stock for services rendered. Common stock issued is valued at the estimated fair market value, as determined by management and the board of directors of the Company. Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending September 30, 2004, we issued 283,334 shares of common stock for services valued at $1,085,169.

On September 10, 2004, we issued 83,334 shares of restricted common shares valued at $319,169 pursuant to an agreement with Peter Cunningham, our Chief Executive Officer. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.

On July 21, 2004, we issued 100,000 shares of restricted common to Chet Howard, our Chief Financial Officer and Chief Accounting Officer, valued at $383,00. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.

On July 21, 2004, we issued 100,000 shares of restricted common to Harry Zhang, Chief Accounting Officer of our wholly owned subsidiary, valued at $383,000. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.

On August 27, 2004 we issued 35,000 stock options to each of Montgomery Simus and Mark Bluer, both of whom are members of our Board of Directors, valued at a total of $190,400. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $2.72 per share, the market price for shares of our common stock at the time of issuance.

On September 1, 2004 we issued stock options, for an aggregate of 100,000 shares valued at $269,000 pursuant to an agreement with Dreamvest, LLC. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $2.69 per share, the market price for shares of our common stock at the time of issuance.

On September 8, 2004 we issued stock options, for an aggregate of 80,000 shares valued at $312,000 pursuant to an agreement with RCG Capital Markets Group, Inc. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.90 per share, the market price for shares of our common stock at the time of issuance.
At September 30, 2004, the Company had a stock-based compensation plan. In April 2004, the Board of Directors adopted the 2004 Qualified and Nonstatutory Stock Option Plan. The Board of Directors reserved 3,000,000 stock options to directors, executive officers, employees and consultants. During the nine months ended September 30, 2004, the Company granted options to no employees under the 2004 Plan and 180,000 options to various consultants under the 2004 Plan. . The recorded stock based compensation totaling $154,949 related to the options issued to consultants.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. The Company recorded $0 of stock-based compensation expense for stock options issued to employees which is reflected in the net loss for the nine month period ended September 30, 2004. In addition, the Company recorded stock based compensation expense totaling $$154,949 related to the options issued to consultants. The consultant options vested immediately and were expensed based on the fair value calculated using the Black-Scholes pricing model using the following assumptions: 56% volatility, one year life, 2.5% discount rate and 0% dividend yield.

There was no effect on net income and earnings per share if AXM Pharma, inc. had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Conversions of Preferred Stock and Warrant Exercises
----------------------------------------------------

During the third quarter, AXM Pharma issued shares of common stock in connection with the following conversions of its Series C Preferred Stock. AXM Pharma issued 141,175 shares of common stock for the conversion of 6 shares of Series C Preferred Stock.

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

Also in connection with the issuance of the shares of preferred stock and warrants issued on June 24, 2004, we agreed to file a registration statement with the Securities and Exchange Commission to register for resale the shares of our common stock into which the shares of our preferred stock may be converted and the shares of common stock issuable upon the exercise of the warrants. We are required to keep this registration statement continuously effective under the Securities Act until such date as is the earlier of (x) the date when all of the securities covered by such registration statement have been sold or (y) the date on which such securities may be sold without any restriction pursuant to Rule 144 as determined by the counsel to AXM Pharma pursuant to a written opinion letter, addressed to our transfer agent to such effect. We also agreed to provide the same penalty provisions to our Series B Shareholders whose stock is also being registered as part of this prospectus.


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


During the fiscal quarter ended September 30, 2004, our products were not available for sale due to new licensing requirements at the national level in China. Beginning July 1, 2004, all pharmaceutical companies must obtain Good Manufacturing Practices certification and national approval licenses to manufacture each of their pharmaceutical products. The application period can take more than 100 working days. In April 2004, in accordance with guidelines provided by the Liaoning sFDA, we submitted applications to renew licenses for all of our pharmaceutical products. We have received confirmation that 42 of 43 of our licenses, including those that we have historically commercialized, have been approved for renewal at the national level. In June 2004, we submitted applications for Good Manufacturing Practices certification pursuant to the requirements of State Food and Drug Administration, which we are required to obtain prior to December 31, 2004. We have currently completed construction on several of the key facilities at our new factory. We have completed training and established standard operating procedures for the facilities that have been completed and upon receipt of certain equipment, which has been ordered and is expected to arrive shortly, we believe that we will be ready for our Chinese Good Manufacturing Practices certification review. We anticipate that our review will occur in late November 2004 and believe that we will receive Chinese Good Manufacturing Practices certification in December 2004.

After our factory is Chinese Good Manufacturing Practices approved, we intend to immediately reintroduce Asarone Tablets and the Wefukang Cream with new packaging and to market these products much more broadly. We expect that we will launch the Qiyao Diabetes product and the Sunkist line of imported products during the first quarter of 2005. We expect to commence sales of the Whisper Feminine Hygiene Product in November 2004 in Shenzhen, followed by launches in Shanghai and Beijing shortly thereafter.

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

Recent events have led us to examine closely the management performance at our wholly owned operating subsidiary, AXM Shenyang. There are clear indications that deficiencies have arisen at the senior level. These deficiencies may have contributed to the delays in the process to obtain national approval licenses, the lower than expected sales in the second quarter and the absence of sales in the third quarter. In order to address these deficiencies in August and September 2004 we retained several senior level advisors to assist with the renewal of our national approval licenses and the completion and certification of our new manufacturing facility. We believe that these changes are beginning to yield positive results in that we have recently received confirmation that the national State Food and Drug Administration has approved our application to renew 42 of 43 of our pharmaceutical licenses and we have completed construction of several key phases of our new factory and believe that we will be ready for Chinese Good Manufacturing Practices certification in November 2004, with an anticipated approval in December 2004. We anticipate adding several strong industry experienced executives to our management team and reorganizing various roles and responsibilities within senior management in the fourth quarter and early 2005. We hope that these changes in senior management will enhance productivity, reduce conflicts and lead to more effective integration of our U.S. and Chinese management teams in order to enhance our ability to conduct our business in an effective manner in future periods.


LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased from $11,024,738 at December 31, 2003 to $9,659,676 at September 30, 2004. This decrease is attributable to the increase of Losses from operating activities and the expensing of over $560,000 in factory United States Good Manufacturing Practices and China Good Manufacturing Practices certification processes for the new factory.

Our total outstanding current liabilities decreased to approximately $1,019,531 at September 30, 2004, as compared to approximately $3,441,990 at March 31, 2003. This reduction of $2,422,459 is mostly attributable primarily to a reduction in Value Added Tax liabilities of $2,239,162.

From December 31, 2003, to September 30, 2004, our cash and cash equivalents decreased by approximately $2,009,159 million as a result of receipt of net proceeds in the private placement offering of approximately $6,492,963. This was offset by cash used for factory and equipment of $3,906,707 and reductions in current liabilities of $2,422,459. Approximately $1,240,118 of non-cash general, administrative and selling expenses were incurred in the period ended September 30, 2004. The non-cash expenses for the nine months ended September 30, 2004 was

$4,571,918. Non-cash expense is where we pay for services (e.g. financial consulting and investor relations services) using shares of our common stock. In the past the Company took advantage of these opportunities to conserve cash.

We currently have sufficient cash to maintain operations at their present level through the end of the current year. Capital used to date in activities associated with the building and certification of the new facilities in Shenyang is approximately US$4 million. We anticipate requiring additional investment of approximately US$ 4.2 million primarily during the fourth quarter of 2004 in order to complete the new production facilities, laboratory and administration buildings. However, to fulfill our planned expansion in sales territory, complete the factory, implement the required systems and fund our working capital needs, we will need to raise approximately $8 million in additional funds. We are currently seeking to raise this additional capital through either sales of our equity securities or debt financing of our factory and equipment in Shenyang, but there cannot be any guarantees that we will be able to raise this additional capital on terms acceptable to management or at all. We are not currently in a position to call any of our outstanding warrants. However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants. In the event that these warrants were called and converted we would receive gross proceeds of approximately $10.5 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas. Should we be forced to do this it could have an impact on the anticipated future sales and earnings.


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

RESULTS OF OPERATIONS

COMPARISON OF RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUE

During the three-month period ended September 30, 2004 we did not generate any sales from product sales compared to revenues from product sales for the three-month period ended September 30, 2003 of $3,123,441. This represents a sales decrease of $3,123,441 from the three-month period ended September 30, 2003. For the nine months ended September 30, 2004 sales were $2,097,628 versus sales of $6,338,657 for the comparable period ended September 30, 2003.

The absence of sales for the three months period ended September 30, 2004 is due to the fact that we have not yet received national approval for our pharmaceutical licenses or Chinese Good Manufacturing certification, which caused us to cease manufacturer of our pharmaceutical products as of July 1, 2004, and also disqualified us and any distributors we use from certain competitive bidding processes prior to that date. For example, we were disqualified from a competitive bidding process for the sale of Asarone direct to hospitals in Shanghai because we could not provide the documentation of Good Manufacturing Practices certification required by the local government to participate in such process. Management estimates that the approvals from the regulatory body for these items will be obtained in December 2004. Management further estimates that the Company will not be able to achieve our original sales plan for the remainder of the year related to these items.

Despite these setbacks, we have now received confirmation that the State Food and Drug Administration has now renewed 42 of our licenses, including all of those that we have historically commercialized. Additionally, we have completed construction of key phases of our new factory, as well as training of our personnel and we are awaiting Chinese Good Manufacturing Practices certification review in November 2004. We expect to receive Good Manufacturing Practices certification in December 2004. Once the plant is Good Manufacturing Practices certified, we will immediately commence the reintroduction of Asarone Tablets and the Wefukang Cream. Both products will have updated packaging, and will be distributed in additional territories in China. We also anticipate launching the Qiyao Diabetes product and the Sunkist line of imported products during the first quarter of 2005. We plan to launch our Whisper Feminine Hygiene Wash in Shenzhen in November 2004, followed by Shanghai in December 2004 and Beijing in January 2005.

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

GROSS PROFIT

There was not any gross profit on product sales for the three-month period ended September 30, 2004 due to the absence of sales as discussed above. This is compared to $936,922 for the three-month period ended September 30, 2003, a decrease of $936,922. For the nine months ended September 30, 2004 the gross profit was $1,051,856 compared to $2,187,364 for the comparable period in 2003. In both instances the decrease in gross profit is attributable to the decrease in sales.

The gross margin for the nine months ended September 30, 2004 was 50.1% compared to 34.5% for the nine months ended September 30, 2003. This increase in gross margin was achieved through a planned elimination of the sales of our ultra-low margin antibiotic products. During the fourth quarter of FY 2004, we anticipate continuing to increase our gross profit margin with the sales of our new and re-licensed products. We continue to anticipate a significant increase in gross profit margin through the introduction of our various new products, which are anticipated to have an average gross margin of 75%, the re-branding of our products under the AXM Pharma Shenyang and Sunkist brands, signing new distribution contracts at margins that are equivalent or better than the agreements in force in 2003, and the opening of our new state of the art manufacturing plant in Shenyang scheduled for December 2004.

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


SALES, GENERAL AND ADMINISTRATIVE EXPENSES

The cash portion of this expense category for the three months ended September 30, 2004 was $1,908,627 compared to $1,258,517 for the same period last year. The cash portion of this expense for the nine months ended September 30, 2004 was $6,477,320 compared to $2,114,046 for the comparable period in 2003. This increase in cash expenditures on general, administrative and selling expense for this quarter compared to the same quarter last year is due primarily to the expansion of administrative staff in the US and China to provide for financial reporting, capital raising efforts and maintaining our public relations at a level consistent with a public company. We also added staff in setting up the information technology function for reviewing possible software and hardware solutions. The expenditures in the information technology area are necessary in order to proceed with the actual implementation and role our of our new manufacturing, marketing and accounting software modules in step with the completion of our new manufacturing facility in Shenyang and meeting US Good Manufacturing Practices and China Good Manufacturing Practices standards.

In addition to the aforementioned cash expenses in the general, administrative and selling expense category there were $1,240,118 in non-cash expenses relating to stock issued for professional services rendered for the three months ended September 30, 2004. For the nine months ended September 30, 2004 there was $4,571,918 in non-cash expenditures for professional services rendered as compared to $3,495,835 for the comparable period in 2003.


NON-CASH CONSULTING ACTIVITIES

During the three-month period ended September 30, 2004, our Board of Directors authorized the issuance of shares of restricted common stock to various Company officers in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash administrative expenses of $1,240,118 for the issuance of these shares during the three-month period ended September 30, 2004. For the nine month period ended September 30, 2004 the Company incurred $4,571,918 in non-cash expense for compensation to various consultants and Company officers.

NET LOSS AND LOSS PER SHARE

The net loss for the three months ended September 30, 2004, was $3,148,745 including $1,240,118 in non-cash stock issuance. The net loss in the period applicable to common shareholders was $3,244,499 or $(0.20) per share compared to a $6,003,810 loss the same period during 2003. The Net Loss for the three months ended September 30, 2004 was primarily the result of increased expenses related to our public reporting status and increased activities associated with the construction of our new plant in Shenyang. Also included in this loss was approximately $803,185 for write off of receivables that were no longer collectible due to expiration of licensing on products covered by those receivables. The net loss for the nine months ended September 30, 2004 was $9,997,382 per share as compared to a loss of $3,422,517 for the comparable period in 2003. The same reasons attributable to the three month loss increase are applicable to the nine month results. The net loss applicable to the common shareholders for the nine month period ended September 30, 2004 was $13,020,397 or $(0.81) per share as compared to a loss of $6,396,397 or $(.51) per share for the comparable period in 2003.

Delays in regulatory approval have caused delays in the implementation of new sales and marketing initiatives until later in the fourth quarter of 2004. Management remains confident that the activities currently being completed in China will position us to be able to execute a solid growth plan of increased sales and earnings during the 4th quarter of 2004 and on into 2005. Management recognizes that 2004 is a significant transition year, where we are transforming a localized privately owned pharmaceutical company into an international company with state of the art manufacturing facilities, nation-wide distribution reach and new globally recognized branded products. Delays in the actual launch of our new products, which is the culmination of our efforts over the past year, is typical within emerging markets and the pharmaceutical industry as a whole.

The net loss and loss per share results for the three months ended September 30, 2004, were higher than internal management estimates. We had previously forecasted $33 million in gross sales and earnings per share for FY2004 at $0.42 cents per share, excluding non-cash expenses, on a fully diluted basis of approximately 21 million shares outstanding at year-end. Management now estimates that we will incur a loss of approximately $13.4 million or ($0.63.8) per share on FY 2004 sales of approximately $4 million and gross profits of $2.2 million, excluding non-cash expenses, on a fully diluted basis of approximately 21 million shares outstanding at year-end. The primary reasons for these revised estimates are the delays in bringing certain products to market, as well as lost sales due to the particular regulations, which require us to receive national approval of licenses for the manufacture and sale of our pharmaceutical products and the need to receive Chinese Good Manufacturing Practices certification.

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

ASSETS AND LIABILITIES

At September 30, 2004, we had total assets of $9,659,676compared to total assets of $11,024,738 at December 31, 2003. Cash was $941,623 as of September 30, 2004,
a decrease of $2,009,159 from the $2,950,782 cash on hand as of December 31, 2003. Cash used in operations was $5,038,269 and cash provided by financing activities from the sale of common and preferred stock was $6,980,218.

Accounts receivable was $25,717 at September 30, 2004, a decrease of $2,589,262 from the $2,614,979 at December 31, 2003. This decrease reflects the lack of new sales in the previous quarter and the write-off of approximately $803,185 due to Chinese regulations on product registration expiration as they relate to purchased but unsold items by distributors. Inventories increased $732,258 to $2,976,012 from the $2,243,754 at December 31, 2003.

Total liabilities at September 30, 2004 were $1,019,531, a decrease of $2,422,459 from the $3,441,990 at December 31, 2003. Accounts payable and accrued liabilities were $340,785 at September 30, 2004, a decrease of $183,379 from the $524,164 at December 31, 2003.

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

Third parties have manufactured and distributed all of our products. We have not, and do not have manufacturing facilities, personnel or access to raw materials to independently manufacture our products. Prior to the interruption in the manufacture and sale of our drugs for regulatory reasons and because our factory is still under construction, our products were manufactured by Qiqihaer Pharmaceutical Factory 2 and distributed by Liaoning Weikang Medicine Co. Ltd. Except for any contractual rights and remedies that we may have had with our manufacturer and our distributor, we did not have any control over the availability of our products, their quality or cost or the actual distribution of our products. Our current distribution agreement with Liaoning Weikang Medicine Co. Ltd. expired at the end of March 2004. Although Liaoning Weikang Medicine Co. Ltd. verbally agreed to continue as our distributor, we have not signed a definitive written agreement for distribution of our products with Liaoning Weikang Medicine Co. Ltd. or any other distributor. Our manufacturing agreement with Qiqihaer Pharmaceutical Factory 2 expired in September 2004. Depending upon when our national license application and Good Manufacturing Practices certification are approved, our new factory may be operational and therefore we may no longer require the services of Quiqihaer Pharmaceutical. If however, construction of our new factory is not complete and we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms we may not be able to produce and distribute our products as planned. If we encounter delays or difficulties with our contract manufacturer in producing or packaging our products or with our distributor in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms. We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all. There can be no assurance that the manufacturer we engage will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributor will be able to distribute our products in accordance with our requirements. In addition, production of our products may require raw materials for which the sources and quantities are limited. An inability to obtain adequate supplies of raw materials could significantly delay development, regulatory approval and marketing of our products.


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

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of October 2004, our common stock traded an average of approximately 52,000 shares per day. As of November 17, 2004, the closing bid price of our common stock on the American Stock Exchange was $2.35 per share. As of November 17, 2004, we had approximately 105 shareholders of record not including shares held in street name. In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Not Applicable.

(b) Not Applicable.

(c) On July 21, 2004, we issued 83,334 shares of restricted common shares valued at $319,169 pursuant to an agreement with Peter Cunningham, our Chief Executive Officer. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.

On July 21, 2004, we issued 100,000 shares of restricted common to Chet Howard, our Chief Financial Officer and Chief Accounting Officer, valued at $383,00. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.

On July 21, 2004, we issued 100,000 shares of restricted common to Harry Zhang, Chief Accounting Officer of AXM Shenyang, our wholly owned subsidiary, valued at $383,00. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance

On August 27, 2004 we issued 35,000 stock options to each of Montgomery Simus and Mark Bluer, both of whom are members of our Board of Directors, valued at a total of $190,400. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $2.72 per share, the market price for shares of our common stock at the time of issuance.

On September 1, 2004 we issued stock options, for an aggregate of 100,000 shares valued at $269,000 pursuant to an agreement with Dreamvest, LLC. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $2.69 per share, the market price for shares of our common stock at the time of issuance.

On September 8, 2004 we issued stock options, for an aggregate of 80,000 shares valued at $312,000 pursuant to an agreement with RCG Capital Markets Group, Inc. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.90 per share, the market price for shares of our common stock at the time of issuance.

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

(b) Reports of Form 8-K

1. On August 18, 2004, we filed a Current Report on Form 8-K reporting that on August 18, 2004, we held a conference call discussing our fiscal 2004, second quarter results and current events of AXM Pharma. (Item 12).

2. On August 18, 2004, we filed a Current Report on Form 8-K reporting that on August 13, 2004, we dismissed Malone & Bailey, PLLC, as our independent auditors and hired Batemen & Co., Inc. as our independent auditors. (Items 4 and 7).

3. On August 27, 2004, we filed a Current Report on Form 8-K reporting that on August 25, 2004, we dismissed Batemen & Co., Inc., as our independent auditors and hired Lopez, Blevins, Bork & Associates, LLP, as our independent auditors. (Items 4.01 and 9.01).



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 18, 2004                    AXM PHARMA, INC.

                                          By:   /s/ Peter Cunningham
                                                    ----------------------------
                                                    Peter Cunningham,
                                                    President and CEO

                                               /s/  Chet Howard
                                                    ----------------------------
                                                    Chet Howard,
                                                    Chief Financial Officer
                                                    Principle Accounting Officer

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

Date:  November 18, 2004


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

Date:  November 18, 2004

/s/ Chet Howard
--------------------------------
    Chet Howard,
    Chief Financial Officer
    Principle Accounting Officer

Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Peter
W. Cunningham, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Peter W. Cunningham
----------------------------
    Peter W. Cunningham,
    Chief Executive Officer

November 18, 2004

Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Chet Howard, Chief Financial Officer and Principle Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.




/s/ Chet Howard
--------------------------------
    Chet Howard,
    Chief Financial Officer
    Principle Accounting Officer

November 18, 2004