Form 10KSB
period 2004-12-31
AXM PHARMA INC
filed 2005-04-15
CIK 1113643

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2004

AXM PHARMA, INC.

(Exact name of registrant as specified in its charter)

Nevada		20-0745214
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

US Representative Office

7251 West Lake Mead Blvd., Suite 300

Las Vegas, NV 89128

(Address of principal executive offices (zip code))

(702) 990-3659

(702) 990-3501

(Registrant’s telephone number and facsimile numbers, including area code)

CHET HOWARD

CHIEF EXECUTIVE OFFICER AND ACTING PRINCIPAL ACCOUNTING OFFICER

7251 West Lake Mead Blvd., Suite 300,

Las Vegas, NV 89128

(702) 562-4155

 (Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:  common stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:  common stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90days.

YES                X     NO

                     ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2005: $32,833,178

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People’s Republic of China. We are a publicly listed company quoted under the symbol (AMEX:AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in The People’s Republic of China.  Our business in The People’s Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma (Shenyang), Inc., located in the city of Shenyang in the Northeastern portion of the People’s Republic of China. Through our wholly-owned subsidiary, Werke Pharmaceuticals, Inc. we own 100% of AXM Pharma (Shenyang), Inc., Our products have, until recently been produced by third-party manufacturers and sold through third-party distributors.   AXM Shenyang currently holds 42 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China. Of these 42 licenses, we have, to date, commercialized four of these licenses. We have expanded our business by commercializing additional licenses held by AXM Shenyang; acquiring additional product licenses; and with the recent completion of our factory intend to move all product manufacturing in-house with the exception of the Sunkist line which will continue to be outsourced in 2005.

In the fourth quarter of 2004, we completed a new plant built to Chinese Good Manufacturing Practices specifications.  In December 2004, we received our Chinese Good Manufacturing Practices Certification from the State Food and Drug Administration.  As a result, we plan to begin transitioning manufacturing of certain of our products to the new factory in the second quarter of 2005. The factory includes over 120,000 square feet of production space with laboratory and administration buildings capable of producing 30,000,000 tubes for ointment, 500,000,000 tablets and 250,000,000 capsules annually.  The factory is located in a special economic zone located several kilometers from the old plant.  The High-Tech Industrial Development District was established in May of 1988 in order to accelerate the development and industrialization of high-tech industries in the North–Eastern portion of the Peoples Republic of China.  In order to create unique incentives for companies to locate in the High-Tech Industrial Development District, favorable corporate income rates have been established. The income tax rate for those companies that have chosen to locate in the High-Tech Industrial Development District will be levied at 15 percent annually.  Newly founded high-tech enterprises, including AXM Shenyang, will enjoy exemption from income tax for 2 years from the first year of operation.

Prior to closing the old plant, we had approximately 320 employees.  AXM Shenyang now has approximately 150 employees.

In addition to meeting Chinese Good Manufacturing Practices, we are currently analyzing the costs and associated benefits of meeting the U.S. Good Manufacturing Practices requirements.  We realize that additional funds are required in order to qualify the new factory to meet more stringent U.S. Good Manufacturing Practices requirements which are separate and distinct from Chinese Good Manufacturing Practices.  Although the Shenyang facility was intended to meet stringent U.S. Good Manufacturing Practice protocols, we believe that additional systems will need to be added and existing systems modified for the factory to meet the U.S. requirements, which are determined on a product by product basis.  We intend to evaluate the costs and benefits of US Good Manufacturing Practice certification before the expenditure of additional funds to obtain this certification on a product by product basis.

AXM Shenyang, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise.  Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company’s management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a Wholly Foreign Owned Enterprise include:

•

Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of a Chinese partner;

•

Ability to carry on business rather than just a representative office function;

•

Ability to issue invoices to their customers in Renminbi (Chinese Currency) and receive Renminbi revenues;

•

Ability to convert Renminbi profits to US dollars for remittance to their parent company outside China;

•

Ability to employ staff directly within China;

•

Protection of intellectual know-how technology;

•

Greater efficiency in its operations, management and future development; and

•

No requirement to share profits with another party.

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

Growth Strategy

We have utilized our existing product base in AXM Shenyang to begin rebuilding our manufacturing operations at our new factory.  The products produced in the new factory will, initially, be sold primarily in China.  At the same time, we plan to build an international sales division around our Sunkist products.  Through our new  international sales division, we will seek to in-license additional well known brands for sale in China, Hong Kong, Taiwan, Singapore and other Asian Territories.  In order to implement this strategy, we plan to do the following:

Product Range Expansion.

We currently own 42 permitted and licensed formulas that we have the right to manufacture and distribute in China. Beginning in 2005, we will be selling a new lineup of 14 various pharmaceutical products that are completely new for us or were historic company products that have been re-branded and re-packaged. These products include:

Asarone: Asarone is one of our historic products that has been re-packaged and rebranded. It is manufactured in tablet form. Asarone tablets have been found to be effective as an anti-septic, anti-inflammatory, asthma reducing and cough prevention medicine. Separately, Asarone injectables solution has been identified as one of the eight experimental drugs recommended by the Chinese State Traditional Chinese Medicine Administration for combating SARS, indicating that Asarone tablets may have similar therapeutic effects. The use of Asarone tablets has also been shown to be effective for the treatment of pediatric asthma. Additionally, Asarone has been used to treat slight and severe infantile pneumonia, child pneumonia, adult bacterial pneumonia, and chronic and acute bronchitis, which are symptoms of SARS.

Elegance: Elegance is a menstrual relief lotion that is formulated with 8 herbal extracts and is pH balanced. It is an extension of the existing Whisper line of feminine hygiene products. The product is positioned as a therapeutic lotion to relieve vaginal itch and vaginitis and to sooth any vaginal irritation that may be present.

LiveComf: Live Comf is one of our historic products that has been re-packaged and re-branded. LiveComf is a compound sulfur cream used to alleviate dermatitis, seborrheica, scabies, acne and eczema. LiveComf is available in two doses, a 25g and 100g cream.

Bodyward: Bodyward is an Erythromycin Ethylsuccinate tablet available in 100mg and 125mg doses and can be used for patients who are allergic to penicillin when treating the following conditions: acute tonsillitis, acute pharyngitis, sinusitis caused by hemolytic streptococcus and streptococcus pneumonia, scarlet fever, acute cellulitis caused by hemolytic streptococcus, diphtheria and diphtheria carrier, gas-ganrene, anthrax, tetanus, actinomy cosis, syphilis, listeriosis, legionnaires disease, mycoplasma pneumoniae pneumonia, chlamydia pneumoniae pneumonia, infection of genitourinary system caused by chlamydiae and mycoplasma conjunctivitis caused by chlamydia trachomatis, nonnasality infection caused by clostridium difficile, campylobacter jejuni enteritis, whooping cough, rheumatic fever recrudescence and infective endocarditis (rheumatic heart disease, congenital heart disease, after cardiac valve replacement) and preventive medicine for surgical procedures on the upper respiratory system.

Reheal: Reheal is a Piracetam Capsule used to treat reduced memory capacity and impairment of cerebral function caused by acute/chronic cerebrovascular disease, cerebral trauma and toxic cerebral disease.

LifeGate: LifeGate is an anti-fatigue capsule categorized as a functional food that is used for increased energy and vitality. LifeGate is formulated from a compound that treats many of the symptoms of fatigue and depression. The product will be sold over-the-counter, addressing both the chronic and acute treatment requirements.

Sunkist Vitamin & Vitamin Supplement Product Line: We have seven new Vitamin & Supplement products that are anticipated to be launched in April 2005. We entered into a Trademark Licensing Agreement with Sunkist Growers Inc. that grants AXM exclusive rights to use the Sunkist brand name and trademark for its vitamin and vitamin supplement products in China. The vitamin and vitamin supplement product lines include chewable, tablet and capsule forms. These products will bear the Sunkist trademark and are expected to achieve significant market share. We have also acquired the exclusive distribution rights in China to certain formulations of the Soluleaves™ oral drug delivery technology using dissolve-in-the-mouth films developed by BioProgress plc. The agreement includes the option to extend the distribution rights throughout Asia. The products will be manufactured by the BioProgress subsidiary BioTec Films LLC and will be distributed by AXM Pharma under the Sunkist brand and under AXM house brands.

In our international sales division, we plan to capitalize on our licensing agreement with Sunkist.  We entered into this agreement in January 2004.  The agreement allows us to manufacture, market and sell certain vitamin and vitamin supplements in The Peoples Republic of China under the Sunkist brand name and trademark.    The agreement grants AXM Pharma exclusive rights in The Peoples Republic of China for use of the Sunkist brand name for AXM Pharma’s range of vitamin and vitamin supplements (excluding vitamin-fortified confections).  The agreement also grants AXM Pharma a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by their agreement with AXM Pharma.  In addition to The Peoples Republic of China, we currently have the right to sell Sunkist  products in Hong Kong, Singapore, Taiwan and Thailand.  Under the terms of the agreement, we are required to achieve certain sales targets each year, for each category of product licensed under the agreement.  If we fail to achieve the agreed upon sales targets for any two consecutive years, the agreement may be terminated with regard to such product category by Sunkist in its discretion.  In order to support our Sunkist license agreement, we have entered into distribution agreements with Zuellig Xinxing Pharmaceutical Company Limited, an international pharmaceutical distribution company’s offices in The Peoples Republic of China, Hong Kong, Taiwan, Singapore and Thailand.

Distribution.  Marketing and Sales Expansion.

Following the completion of our new factory, we have begun to focus on expanding our current domestic distribution capabilities beyond the regions in which we currently sell.  To achieve this goal, we expect to expand the current successful in-house marketing and sales capacity, as well as to engage additional domestic third-party distributors to penetrate new markets. We are also developing more extensive educational programs for hospitals, doctors, clinics and distributors with respect to our product lines.  We expect these educational programs to significantly improve the sell through and promotion of our products.

It is anticipated that we will expand our current domestic Chinese distribution beyond the cities in which we currently sell.  Our corporate marketing goal is to significantly grow the depth and regional coverage of the sales of the our products by up to or over 100 percent per year over the next five years. This marketing and sales growth will be accomplished through the utilization of new distribution firms in regions currently not covered. We also anticipate putting in place more extensive educational programs with regard to our product lines for hospitals, doctors, clinics and distributors. These educational programs are expected to significantly improve the sell-through and promotion of our products. We have developed new distribution and marketing relationships with the following firms:

•

China Nat. Pharma. Group (Sinopharm)

•

Jin Ming Shi Pharma

•

Zuellig Pharma (China)

•

Zuellig Pharma (Hong Kong)

•

Zuellig Pharma (Taiwan)

•

Beijing XinRenYou Medical Healthcare Co. Ltd.

•

Wuhan Jianda Commercial Trade Co. Ltd.

Licensing and Intellectual Property

The State Food and Drug Administration of the government of The Peoples Republic of China issues the licenses and permits for permission to market and manufacture pharmaceutical products in The Peoples Republic of China.  Generally, licenses and permits issued by the State Food and Drug Administration are revocable by the State Food and Drug Administration at any time, with or without cause.  AXM Shenyang has been granted 42 product licenses and permits, of which only four licenses currently are commercialized. AXM Shenyang will likely undertake a selection process to decide which of its remaining licenses, if any, will be commercialized, and to determine the timeframe for such commercialization over the next 10 years.  AXM Shenyang operates in both the over–the-counter and the prescription pharmaceutical product market segments.   None of our registered products are currently patented nor do we have any patents pending before the government of The Peoples Republic of China or any other government.  The State Food and Drug Administration has also implemented a new guideline requiring all pharmaceutical companies to obtain Chinese Good Manufacturing Practices certification and national approval licenses to manufacture each of their drugs.  We are currently in compliance with these new guidelines.

Competition

At present, we do not have a single main competitor.  Rather, we compete with different companies in different therapeutic categories.  For example, with regard to Asarone Tablets, the product from which we derive the most revenue, we compete with Liuzhou Pharmaceutical Factory, located in Liuzhou City, Guang Xi Autonomous Region.  AXM and Liuzhou are the only two companies approved by the State Food and Drug Administration to manufacture Asarone Tablets.  However because Liuzhou distributes its Asarone tablets mainly in Southern China and AXM distributes its products mainly in Northern China, the two companies do not really compete head to head in their respective markets. We compete with two companies for distribution of our product Lifushu herbal antiseptic skin cream, Zhejiang Wenzhou Pharmaceutical Factory and Ying Kou Biochemical Pharmaceutical Factory.  However, one of these competitors, Zhejiang Wenzhou, targets its product to public bath houses, and does not compete in the pharmaeutical distribution segments in which AXM sells Weifukang. Ying Kou Biochemical Pharmaceutical Factory’s main business focus is its bulk bioprocessing business.  Their herbal antiseptic product is a minor line. Our largest competitor for both Cefaxlin Capsules and Norfloxacin Capsules is Yanfeng Pharmaceutical in Shenyang.  As a company in the same city, they are considered to be a direct competitor. Yanfeng Pharmaceutical Company is a recently privatized State Owned Enterprise They employ approximately 400 persons. Their sales territory focus is in Shenyang city and although market share information is not available we consider Yanfeng Pharmaceutical Company to be a major competitor.

Industry Taxes and Costs

The Chinese government currently imposes a sales tariff of approximately 9.6% on imported pharmaceuticals, plus a 17% value-added tax charge, customs clearing charges and drug inspection costs.  The prices of imported pharmaceuticals are further inflated by high distribution costs and hospital mark-ups.  The retail prices paid by hospitals can be as much as 10 times higher than the manufacturer’s price. In addition, only those drugs that appear on the provincial and municipal reimbursement lists are covered by the national medical insurance system, which naturally favors locally-manufactured products. Since according to IMS Market Research Consulting (Shanghai) in its report titled “IMS Market Research Consulting (Shanghai), Market Prognosis Asia, 2003-2007, China Report” approximately 80% of all drugs sold in The Peoples Republic of China are sold through hospital pharmacies, exclusion from these lists may result in huge losses in sales.  We believe Chinese industry regulators are concerned about the surging drug costs for the national health care system, which accounts for about 70% of the total healthcare expenditure. Consequently, the government has initiated new plans to separate medical consulting from medical prescription. The State Development Planning Commission  of The Peoples Republic of China has announced its intention to re-examine the pricing of drugs in The Peoples Republic of China, as well as to decrease the cost of “over-supplied drugs,” according to the IMS Market Prognosis Asia 2003-2004, China Report.

Research and Development

Our research and development activities have focused on quality and laboratory testing of compounds developed by others, and administration of the testing process and the negotiations for rights to the compounds.  In this effort, we have developed working relationships with Shenyang Medical University and the Liaoning Research Institute for Traditional Chinese Medicine and Beijing Shiehe Medical University.   As a result of our cooperative work with our research partners, we have expended only a nominal amount (relating only to analytical testing, travel and meeting expenses) on research and development during the year ended December 31, 2004.

Employees

At April 13, 2005, we had three employees in our U.S.-based headquarters and 150 full-time employees at our facilities located in The Peoples Republic of China.

None of our current employees are represented by a labor union and we consider our relationships with our employees to be good.

Regulatory Environment

Effect of Government Regulation

The modernization of regulations for the pharmaceutical industry is relatively new in the The Peoples Republic of China and the manner and extent to which it is regulated will continue to evolve.  As a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in the Peoples Republic China for the and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. In addition as a Wholly Foreign Owned Enterprise we are subject to the Foreign Company provisions of the Company Law of the Peoples Republic of China, which governs the conduct of our wholly owned subsidiary, AXM Shenyang and its officers and directors.  Changes in these laws or new interpretations of existing laws may have a significant impact on our methods and our costs of doing business.

Additionally, we will be subject to varying degrees of regulation and permitting by governmental agencies in The Peoples Republic of China. For example, in 1999, the State Food and Drug Administration of The Peoples Republic of China set up an administrative system for the classification of prescription and over–the-counter drugs.  Since then, the State Food and Drug Administration has issued a series of guidelines on interpretation of the new classification system in such areas as labeling, usage instructions and packaging of over–the-counter products.

Recently, the State Food and Drug Administration implemented new Good Manufacturing Practices guidelines for licensing pharmaceutical products. Our new factory was required to comply with these new guidelines to begin production at the facility and failure to satisfy these new guidelines would have a material adverse effect our business.  Our factory received Chinese Good Manufacturing Practices approval in January 2005 and 42 of our 43 licenses were renewed in November 2004.

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

Compliance with Registered Capital Requirements

Pursuant to the Company Law of The Peoples Republic of China, we are required to contribute a certain amount of “registered capital” to our wholly owned subsidiary, AXM Shenyang.  AXM Shenyang’s current registered capital requirement is US $10,000,000.  We are currently in compliance with the registered capital requirements of the Company Law.

Reports to Security Holders

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission.  You may read or obtain a copy of this annual report or any other information we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our SEC filings are also available to the public from the SEC web site at http://www.sec.gov, which contains our reports, proxy and information statements, and other information we file electronically with the SEC.  You can also obtain our filings at our website, http://www.axmpharma.com.

The Company also makes its periodic and current reports available, free of charge, on its website, http://www.axmpharms.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

Corporate History

We were incorporated under the laws of the State of Nevada on June 30, 1999, with the name Wholesale on the Net, Inc.  Our original business purpose was to develop and sell business products over the Internet.  In April 2001, we entered into a stock purchase agreement to acquire certain trademarks and control of a hotel and changed our named to Wickliffe International Corporation.  We planned to operate hotels and resorts under the mark “Wickliffe.”  We never completed the planned stock purchase agreement.

In April 2001, we began searching for hospitality properties to acquire.  However, because of the deteriorating market, in January 2002, we determined that we would search for an ongoing business that we could purchase solely for stock rather than having to raise capital to offer cash for an existing business enterprise.  On December 12, 2002, we entered into a share exchange agreement  to acquire Werke Pharmaceuticals, Inc., together with its wholly-owned subsidiary AXM Shenyang.  The transaction contemplated by our share exchange agreement with the shareholders of Werke Pharmaceuticals, Inc. closed on March 14, 2003, at which time Werke Pharmaceuticals, Inc. became our wholly-owned subsidiary and the shareholders of Werke Pharmaceuticals, Inc. acquired approximately 88.89% of our voting stock.   In connection with such acquisition, we commenced operations in our current line of business and changed our name to AXM Pharma, Inc.

Werke Pharmaceuticals was organized on November 29, 2000, in order to enter the Chinese Pharmaeutical Industry.  Werke had the capability to organize and expand an existing China-based Pharmaceutical company, as the Chinese industry accelerated the process of privatization of State Owned Pharmaceutical Companies.  Toward that end, on January 26, 2001, Werke Pharmaceuticals entered into an equity joint venture with Shenyang Tianwei

Pharmaceutical Factory, Ltd., a Chinese company that manufactured and marketed pharmaceuticals in The Peoples Republic of China, which contributed its assets and operations to the joint venture.  The equity joint venture was organized under the name Shenyang Tianwei Werke Pharmaceuticals Co., Ltd., which was changed to AXM Pharma Shenyang, Inc. in April 2004.  The shareholders of Shenyang Tianwei Pharmaceutical Factory later converted their interest in the equity joint venture into shares of Werke Pharmaceuticals in anticipation of Werke Pharmaceuticals’ reverse acquisition of Wickliffe International Corporation.  Upon the conversion of the interest of the shareholders of Shenyang Tianwei Pharmaceutical Factory into shares of Werke Pharmaceuticals, the joint venture was granted permission and rights to become a Wholly Foreign Owned Enterprise.  As a result of the change of status of Shenyang Tiawei Werke Pharmaceutical Factory from an equity joint venture to a Wholly Foreign Owned Enterprise, AXM Shenyang became the wholly owned operating subsidiary of Werke.  Immediately prior to its reverse acquisition of Wickliffe International, Werke’s sole business was conducted through its wholly owned subsidiary Shenyang Tianwei Werke Pharmaceuticals.  Wickliffe International had no operations immediately prior to its business combination with Werke.  Following the reverse acquisition of Wickliffe International, Wickliffe International became the parent of Werke Pharmaceuticals and AXM Shenyang.   Also following the reverse acquisition Wickliffe International Corporation changed its name to Axiom Pharmaceuticals, Inc., and subsequently to AXM Pharma, Inc.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate and United States offices are located at 7251 West Lake Mead Blvd., Suite 300, Las Vegas Nevada.  The current rent for these premises is $2,300 per month.  Our lease expires on February 28, 2006.  In February 2005, we closed our United States marketing office located at 4695 McArthur Court, 11th Floor, Newport Beach, California 92660. The rent for our marketing office in Newport Beach was $2,648 per month.

Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The People’s Republic of The Peoples Republic of China.  The current rent for these facilities is US$2,917 per month and our lease expires in October 2007.

Our factory is located at No. 2 Feiyun Road, Nunnan New District, Shenyang, China.  It is a 120,000 square foot facility comprised of a solid dose facility, an ointment facility , and an administrative building.

ITEM  3.

LEGAL PROCEEDINGS

  In February 2005, we were notified that Don Bates, our GMP consultant in China has hired counsel to pursue collection of outstanding invoices owed to him by AXM Pharma.  Mr. Bates is claiming amounts due of $408,275.00.  Management is evaluating Mr. Bates’ claim and currently plans to negotiate an amicable settlement with Mr. Bates if possible. Although management has not determined the amount of the claim that it believes to be valid, it has accrued the full amount in the event that such amount ultimately is determined to be owed to Mr. Bates.

Other than as disclosed herein, we are not a party to any material legal proceeding and no such proceeding is known to be contemplated.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of the security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is currently listed on the American Stock Exchange under the symbol “AXJ.” Prior to March 14, 2003, the date on which the reverse acquisition with Werke Pharmaceuticals, Inc. occurred, the common stock was quoted under the symbol “WICK” on the over-the-counter Bulletin Board.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2003.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2003 and 2004	High	Low
Quarter Ended March 31, 2003 (beginning on March 14)…………………………………..................................	$1.85	0.14
Quarter Ended June 30, 2003…………………………..	6.69	1.05
Quarter Ended September 30, 2003……………………	5.68	4.20
Quarter Ended December 31, 2003……………………..	5.10	3.30
Quarter Ended March 31, 2004…………………………	7.30	3.80
Quarter Ended June 30, 2004…………………………...	5.49	3.70
Quarter Ended September 30, 2004…………………….	4.35	2.05
Quarter Ended December 31, 2004…………………….	3.63	1.80

Starting on March 3, 2004, our common stock listed on the American Stock Exchange, also called the AMEX, under the trading symbol  “AXJ.”

At April 13, 2005, the closing bid price of our common stock was $2.64 per share and there were approximately 147 record holders of our common stock.  This number excludes any estimate by AXM Pharma of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by security holders	2,477,500	$4.58	522,500(1)
Equity compensation plans not approved by security holders	1,493,334	$4.05	0
Total	2,477,500	$4.58	522,500

(1) Does not include securities available under our 2005 equity incentive plan, approved by our shareholders in March 2005.

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

On April 30, 2003, we issued 30,000 shares of restricted common stock to Rabelaisian Resources, Plc. pursuant to a consulting agreement.  Rabelasian Resources’ services were business and product development.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued at $1.80 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Rabelasian Resources was $54,000.

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

On August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock at a price per share of $2.00 and 2,750,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share, to two accredited investors pursuant to a private equity financing.  Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences.   We also issued a five-year warrant to purchase up to 275,000 units, each Unit consisting of one share of preferred stock and one warrant at an exercise price of $2.00 per Unit to TN Capital Equities, Ltd., our placement agent in connection with the private equity financing.  The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

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

On January 26, 2004, the Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement.   Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist AXM Pharma with broker relations for our stock.  The warrants are for a term of five years and have an exercise price equal to $4.74 per share.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares  were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc.  was $639,828, including a $104,828 charge for black scholes valuation of the warrants issued.

On February 2, 2004 and April 20, 2004, we issued 200,000 shares of restricted common and 100,000 shares of restricted common, respectively to the Aston Organization pursuant to a consulting agreement and amendment thereto.  20,000 shares were released when the April 20, 2004 amendment was signed.    The remaining 180,000 shares are to be released monthly based upon a vesting schedule of 15,000 shares per month during the term of the agreement.   The services to be provided under the agreement are investor relations.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued at $5.65 per share and $4.27 per share respectively, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to the Aston Organization was $1,557,000.

On May 7, 2004, we issued 120,000 shares of restricted common stock, and 200,000 warrants at $6.00 per warrant, to XCL Partners, Inc.  20,000 shares were released when the agreement was signed on June 24, 2004.  The remaining 100,000 shares are to be released monthly based upon a vesting schedule of 10 ,000 shares per month for  ten (1 0 ) months , beginning 30 days after effective date of the agreement   The services to be provided under the agreement are investor relations.   20,000 warrants shall vest immediately.  The remaining 180,000 warrants shall be released monthly based on a vesting schedule of 15,000 warrants per month for eleven (11) months. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued at $4.09 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to the XCL Partners will be $ 490,800.

On May 10, 2004, we issued 300,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement.  The services to be provided under the consulting agreement were investor and public relations.    The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Madden Consulting was $1,176,000.

On June 24, 2004, we issued 30.425 shares of our preferred stock, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share to accredited investors pursuant to a private equity financing.  Each share of the preferred stock is convertible into a number of fully paid and non-assessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share.  In addition, we issued to HC Wainwright, our placement agent, a three-year warrant to purchase up to 3 shares of our Series C Preferred Stock at a price of $100,000per share and up to  53,691 warrants on a pro-rata basis to the number of shares of Preferred Stock purchased upon exercise.  We also issued 53,691 warrants to The Shemano Group, our co-placement agent.  The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The securities issued have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On June 24, 2004, we issued 100,000 warrants to each of SF Capital Partners Ltd., Gryphon Master Fund, L.P., Banyon Asia Limited and Banyon Mac 24, Ltd. in consideration for services provided related to our recent private equity financing.  The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The securities issued have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On July 21, 2004, we issued 100,000 shares of restricted common to Chet Howard, our Chief Financial Officer and Chief Accounting Officer.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued using the closing stock price on the date of issue, pursuant to which the stock was valued at $3.83 at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Howard was valued at $383,000.

On July 21, 2004, we issued 100,000 shares of restricted common to Harry Zhang, our Chief Accounting Officer of our wholly owned subsidiary.    The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $3.83 at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Zhang was valued at $383,000.

On August 27, 2004, we issued 35,000 stock options to each to Montgomery Simus and Mark Bluer, both of whom are members of our Board of Directors.    The options were valued using the Black Scholes value method, pursuant to which the options were valued at a total of $ 190,400 at the time of issuance.

On September 1, 2004, we issued stock options, for an aggregate of 100,000 shares to Dreamvest, LLC pursuant to a consulting agreement.  The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The options were valued using the intrinsic value method, pursuant to which the options were valued at $2.69 at the time of issuance.

On September 8, 2004, we issued stock options, for an aggregate of 57,500 stock options to RCG Capital Markets Group, Inc., pursuant to a consulting agreement.  A Termination Agreement, dated January 14, 2005 terminated the consulting agreement with RCG.  The options were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The options were valued using the intrinsic value method, pursuant to which the options were valued at $3.90 at the time of issuance.

On September 10, 2004, we issued 83,334 shares of restricted common shares to Peter Cunningham, our Chief Executive Officer pursuant to his employment agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.  The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Cunningham was valued at $319,169.

In October 2004, we engaged Byrle Lerner, a beneficial owner of more than five percent of our common stock (6.44%), to provide consulting services to AXM Pharma.  Mr. Lerner will receive 60,000 restricted common shares and 100,000 options to purchase our common stock at $2.15 per share for his services.  The current agreement with Mr. Lerner is for one year and is terminable by either Mr. Lerner or us upon thirty days written notice.

In October 2004, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year.  Aurelius is entitled to receive 12,500 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The initial 12,500 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.29 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $28,625.

In October 2004, we agreed to issue Mirador Consulting 30,000 restricted common shares pursuant to a consulting agreement with a 3 month term that may be renewed upon the written consent of both Mirador and us. The agreement is for corporate consulting and investor relations services.  The 30,000 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.15 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $64,500.

ITEM 6

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

Overview

In the fourth quarter of 2004, we completed our new plant built to Chinese Good Manufacturing Practices specifications.  In December 2004, we received our Chinese Good Manufacturing Practices Certification from the State Food and Drug Administration.  As a result, we plan to begin transitioning manufacturing of certain of our products to the new factory beginning in the second quarter of 2005.

Currently we plan to develop our business along two lines.  We plan to develop sales of Chinese products such as Asarone, Bodyward, Qiyao, Re-Heal, LiveComf and Elegance though our operations in Shenyang.  Products sold through AXM Shenyang will be sold primarily to the mainland Chinese market, which includes hospital and retail sales.  We plan to continue to deemphasize hospital sales in favor of the retail sales through pharmacies which generally provide better margins.  At the same, time we plan to develop our new international sales division in order to capitalize on our licensing agreement with Sunkist and in order to in-license additional well known branded products.  Our international sales division will be administered from our corporate headquarters in Nevada and coordinated through new wholly owned subsidiary corporations we are currently establishing in Hong Kong, Taiwan and Singapore.  Products sold through our international sales division will be sold in The Peoples Republic of China and other Asian territories including Hong Kong, Taiwan, Singapore and Thailand.

Liquidity and Capital Resources

Total assets increased from $11,024,738 at December 31, 2003 to $12,340,946 at December 31, 2004.  The increase is primarily attributable to receipt of $7,796,068 in net proceeds from the placement of securities offset by losses incurred in normal operations.

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

During the twelve months ended December 31, 2004 the Company also exercised warrants for 1,132,750 shares of common stock that netted the Company $3,308,250 net of expenses.

Our total outstanding current liabilities increased to $5,346,696 million at December 31, 2004, as compared to approximately $3,441,990 million at December 31, 2003.  The current liabilities increase was the result of an increase in accounts payable and accrued expenses.

From December 31, 2003, to December 31, 2004, our cash and cash equivalents decreased by approximately $1,695,101. We received net proceeds in the private placement offerings of $4,508,633.  we also received $3,272,225 form the exercise of warrants to acquire common stock.  This figure was offset by cash general, administrative and selling expenses of approximately $9,434,824. The sales, general and administrative expenditures were incurred primarily for offering fees and expenses, planning legal and accounting fees and consulting fees.   Approximately $5.6 million and $3,6 million of non-cash general, administrative and selling expenses were incurred in 2004 and 2003, respectively.  The non-cash expense is where we pay for services (e.g. financial consulting and investor relations services) using shares of our common stock. In the past we took advantage of these opportunities to conserve cash.

Capital used to date in activities associated with the building and certification of the new facilities in Shenyang is approximately US$7.2 million. We anticipate requiring additional investment of approximately US$4.2 million primarily during the second and third quarter of 2005 in order to complete the new production facilities, laboratory and administration buildings. However, to fulfill our planned expansion in sales territory, complete the factory, implement the required systems and fund our working capital needs, we will need to raise approximately $12 million in additional funds during 2005.  We are currently seeking to raise this additional capital through either sales of our equity securities or debt financing of our factory and equipment in Shenyang, but there cannot be any guarantees that we will be able to raise this additional capital on terms acceptable to management or at all.  We are not currently in a position to call any of our outstanding warrants.  However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants.  In the event that these warrants were called and converted we would receive gross proceeds of approximately $9.0 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas.  Should we be forced to do this it could have an impact on the anticipated future sales and earnings.

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

Accounting for Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

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

Value Added Tax

Value added tax payable is reported as a significant liability.  The accounting policies adopted by management include full disclosure of the value added tax liability calculated at 17% of the difference between ex-factory price and the cost of raw materials, less the cost of the fees paid to the third-party original equipment manufacturing company.

Litigation

We account for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”  Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known.  Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded.  As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions.  Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.  Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.

Comparison of results for the fiscal year ended December 31, 2004, to the fiscal year ended December 31, 2003.

REVENUE.  During the fiscal year ended December 31, 2004, we generated $2,115,751 from product sales compared to revenues from product sales for the fiscal year ended December 31, 2003, of $10,025,605. This is a decrease of $7,909,854.  The lack of sales was specifically due to the changing government regulations regarding the sales and marketing of pharmaceutical products in China. Due to new State Food and Drug  Administration  guidelines,  we are  now  required to obtain Chinese Good  Manufacturing  Practices  certification  and renew our licenses to manufacture  and sell our existing  products at the national  level,  as opposed to the state and local  level as had been  required in the past.  Because our national approval license applications were not submitted until April 2004, we were required to cease manufacturing and selling these items until we received approval from the State Food and Drug Administration.  We have received confirmation that 42 of our license renewals have been approved by the State Food and Drug Administration.  We began selling our Elegance product in limited quantities during early 2005.  We received Chinese Good Manufacturing Practices certification in December 2004.  We anticipate commencing manufacturing during the second quarter of 2005 for selected products.

Although our new sales and marketing initiatives have been delayed until later in the second quarter of 2005, management remains confident that the activities currently being completed in China will position us to be able to execute a solid growth plan of increased sales during the second quarter of 2005 and beyond. Management recognizes that 2004 was a significant transition year, where we  transformed a localized privately-owned pharmaceutical company into an international company with state of the art manufacturing facilities, nation-wide distribution reach and new globally recognizable branded products.

GROSS PROFIT. Gross profit on product sales for the fiscal year ended December 31, 2004, was $1,065,468 compared to $3,497,325 for the fiscal year ended December 31, 2003. The entire decrease was the result of the old factory being closed during the construction of the new plant and the requirement that all 42 of our previously licensed products had to be re-licensed at the national level.  This was a significant change from the prior licensing requirements which had been a local licensing procedure versus the new national requirement.  The new licensing requirement took approximately six months and was completed prior to the end of this period.  We also completed construction of our solid dose facility and ointment facility and received Chinese GMP certification in December 2004.  Management anticipates that both of these manufacturing processes will be fully operational in the second quarter of 2005 and should have a positive effect on gross margins as the middle man would be eliminated from our sales of Chinese marketed products at that point.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred Sales, General and Administrative expenses of $15,055,322 for fiscal year ended December 31, 2004, compared to $7,205,392  for the fiscal year ended December 31, 2003, an increase of $7,849,939.  There were $5,620,498 in non-cash expenses in recognition of stock, warrants and options issued to cover administrative services provided by consultants in lieu of cash.  The cash Selling, General and Administrative expense was $9,434,824 for the same period, or an increase of $5,751,517 and was the result of the increased personnel and outside services required to prepare the Company for the increase in sales, marketing of our products, expenses associated with our public reporting status and increased activities associated with the construction of a new plant in Shenyang.

NON-CASH CONSULTING ACTIVITIES. During the year ended December 31, 2004, our Board of Directors authorized the issuance of shares of our restricted common stock, warrants and stock options to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of $5,620,498 for the issuance of these shares during the year ended December 31, 2004.

NET LOSS.  We recorded a Net Loss applicable to common shareholders for the fiscal year ended December 31, 2004, of $16,412,313 compared to a net loss of $6,771,566 for the fiscal year ended December 31, 2003.  The increase is the result of the aforementioned increase in Selling, General and Administrative expenses. The net loss per share for the year ended December 31, 2004 was $1.02 per share calculated on weighted average shares outstanding of 16,066,789.   This was compared to a net loss per share for the year ended December 31, 2003 of $0.52 for weighted average shares outstanding of 12,927,956.

RISK FACTORS

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

We rely on third parties for the supply, manufacture and distribution of certain of our products.

Until recently we did not have manufacturing facilities, personnel or access to raw materials to independently manufacture our products, so third parties have manufactured and distributed all of our products. Once we begin production at our new factory, as anticipated, in the first quarter of 2005, then we will no longer require the services of third party manufacturers. As in the case of certain of our Sunkist products, however, we may continue to use third party manufacturers in instances where it makes fiscal sense or if we are unable to produce such products at our factory due a need for equipment or materials we are unable to obtain at reasonable cost. If we are unable to obtain or retain third-party manufacturers and distributors on commercially acceptable terms, we may not be able to produce and distribute certain of our products as planned.  If we encounter delays or difficulties with our contract manufacturers in producing or packaging our products or with our distributors in distributing our products, the production, distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or distribution or abandon or sell product lines on unsatisfactory terms.  We may not be able to enter into alternative supply, production or distribution arrangements on commercially acceptable terms, if at all.  There can be no assurance that the manufacturers we engage will be able to provide sufficient quantities of these products or that the products supplied will meet with our specifications or that our distributors will be able to distribute our products in accordance with our requirements.  In addition, production of our products may require raw materials for which the sources and quantities are limited.  An inability to obtain adequate supplies of raw materials could significantly delay development, regulatory approval and marketing of our products.

We may have difficulty competing with larger and better financed companies in our sector.

The ethical and over–the-counter drug markets in The Peoples Republic of China are very competitive and competition may increase.  Products compete on the basis of efficacy, safety, side effect profiles, price and brand differentiation.  Some of our competitors may have greater technical and financial resources than AXM Pharma and may use these resources to pursue a competitive position that threatens our products.  Our products could be rendered obsolete, or uneconomical by the development of new pharmaceuticals to treat conditions addressed by our products, as a result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of our competitors.

We are dependant on certain key existing and future personnel.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Peter Cunningham, our President of International Sales, Chet Howard, our Chief Executive Officer and Acting Chief Financial Officer; Zhenyu Kong, our President of China Operations and Chief Operating Officer of AXM Shenyang; and, Wang Wei Shi, Chief Executive Officer of AXM Shenyang and Chairman of AXM Pharma. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.  We currently only have employment agreements with Peter Cunningham and Chet Howard. We do not currently maintain key man life insurance on any of our key employees.  In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations.  Key employees will require not only a strong background in the pharmaceutical industry, but a familiarity with language and culture in the markets in which we compete. We cannot assure that we will be able to successfully attract and retain key personnel.

Our growth is dependent on our ability to successfully develop, acquire or license new products and on our ability to successfully introduce such products to the market.

We must invest substantial time, resources and capital in identifying and developing new drugs, dosage and delivery systems, either on our own or by acquiring and licensing such products from third parties.  Our growth depends, in part, on our success in such process.  Our planned expansion over time is founded on a simple principal of introducing two new products or line extensions each year and to expand distribution into two new territories each year.  This strategy has the advantage of building brands through geographic expansion and line extensions, and establishing incremental capabilities for new product introductions.    We believe that our planned expansion will require approximately $9.5 million in total over the next year, which we intend to fund out of our future revenues and, if necessary, additional financing. If we are unable to either develop new products on our own or acquire licenses for new products from third parties, our ability to grow revenues and market share will be adversely affected.  In addition, we may not be able to recover our investment in the development or acquisition of new products, given that projects may be interrupted, unsuccessful, not as profitable as initially contemplated or we may not be able to obtain necessary financing for such development if we are unable to fund such development or acquisition from our future revenues.  Even if we are able to develop acquire or license new products, our growth could be materially adversely impacted if we are unable to successfully market and sell such new products once they are available to us. .

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

Risks Relating to the Pharmaceutical Industry in The People’s Republic of China

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

The State Food and Drug Administration of The Peoples Republic of China set up a classification administrative system in 1999 for prescription and over–the-counter drugs.  Since then, the State Food and Drug Administration has issued a series of guidelines for interpretation of the new classification system for labeling, usage instructions and packaging of over–the-counter products. The State Food and Drug Administration currently requires that pharmaceutical manufacturers clearly label drugs for over–the-counter sales and distinguish them from those to be sold in hospitals as ethical drugs. We have instituted this policy as required by the State Food and Drug Administration.  To date, we have never experienced any problems with compliance with the regulations of the State Food and Drug Administration.   We have never been investigated for noncompliance by this agency nor have we violated any regulations of the State Food and Drug Administration.

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

Risks Relating to The People’s Republic of China

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

The value of the Renminbi fluctuates and is subject to changes in The Peoples Republic of China’s political and economic conditions.  Since 1994, the conversion of Renminbi into foreign currencies, including United States dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to United States dollars has generally been stable.  As of January 24, 2005, the exchange rate between the Renminbi and the United States dollar was 8.28 Renminbi to every one United States dollar.

We may face obstacles from the communist system in The Peoples Republic of China.

Foreign companies conducting operations in The Peoples Republic of China face significant political, economic and legal risks. The Communist regime in The Peoples Republic of China, including a stifling bureaucracy, may hinder Western investment. Another obstacle to foreign investment is corruption. There is no assurance that we will be able to obtain recourse, if desired, through The Peoples Republic of China’s poorly developed and often corrupt judicial systems.

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

Due in part to the relaxation of trade barriers following World Trade Organization accession in January 2002, we believe The Peoples Republic of China will become one of the world’s largest pharmaceutical markets by the middle of the twenty-first century.  As a result, we believe the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers. With the Chinese accession to the World Trade Organization, the Chinese pharmaceutical industry is gearing up to face the new patent regime that is required by World Trade Organization regulation.  The Chinese government has begun to reduce its average tariff on pharmaceuticals.  The Peoples Republic of China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of The Peoples Republic of China.  Current trading rights and distribution restrictions are to be phased out over a three-year period.  In the sensitive area of intellectual property rights, The Peoples Republic of China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that The Peoples Republic of China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.

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

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of February 2005, our common stock traded an average of approximately 47,589 shares per day.  As of April 13, 2005, the closing bid price of our common stock on the American Stock Exchange was  $2.64 per share.  As of April 13, 2005, we had approximately 147 shareholders of record not including shares held in street name.  In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

The fact that our directors and officers own approximately 40.76% of our capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 40.76% of our capital stock.  As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements required by this item appear at the end of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2004

Statement of Operations- For the years ended December 31, 2003, and 2004.

Statement of Stockholders Equity - For the years ended December 31, 2003, and 2004.

Statement of Cash Flows - For the years ended December 31, 2003, and 2004.

Notes to Financial Statements

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

Changes in Internal Controls

There have been no changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table and text set forth the names and ages of all directors and executive officers of AXM Pharma as of April 13, 2005. On February 1, 2005 Chet Howard was promoted to Chief Executive Officer, thereby replacing Peter Cunningham, who will now be our President of International Sales.  Chet Howard will also continue to act as our Chief Financial Officer until we retain an adequate replacement.  Additionally, we hired Zhenyu Kong as President of China Operations and Chief Operating Officer of our operating subsidiary, AXM Pharma (Shenyang) Inc., in China.  Although we hired Mr. Kong on February 1, 2005, he will not begin his employment until May 1, 2005, after retiring from his current position at China National Pharmaceutical Group Corp., also known as SINOPHARM.

The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in May of 2005, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. We have also included a similar description of Mr. Kong’s business experience.

Name

Age

Position

Wang Wei Shi	45	Chairman
Douglas C. MacLellan	49	Vice Chairman
Peter W. Cunningham	47	President of International Sales
Mark H. Elenowitz	35	Director
Chet Howard	62	Chief Executive Officer & acting Chief Financial Officer
Montgomery F. Simus	36	Director
Mark Bluer	42	Director
Chaoying (Charles) Li	33	Director
Zhenyu Kong	60	President of China Operations & Chief Operating Officer of AXM Sheyang
Christopher Gee	42	Chief Technical Officer

Ms. Wang Wei Shi, Chairman.  Ms. Wang became Chairman of AXM Pharma when we acquired Werke Pharmaceuticals, Inc. in March 2003 and has been Chairman of AXM Shenyang and Vice-Chairman of Werke Pharmaceuticals, Inc. since December 2000.  From 1999 until December 2000, Ms. Wang was Chairman and General Manager of Shenyang Tianwei Pharmaceutical Factory, Ltd., a predecessor to AXM Shenyang.  Since May 1996, she has also been Chairman of Liaoning Shenda Import and Export Company, a Chinese import/export company.  From 1984 through 1988, Ms. Wang was the Manager of the Finance Department of the Shenyang Five Mineral Import and Export Company, a Chinese import/export company.  Ms. Wang attended Beijing University and Shenyang University and studied financial management, accounting and economics.

Mr. Douglas C. MacLellan, Vice-Chairman Mr. MacLellan became Vice-Chairman of AXM Pharma in connection with our acquisition of Werke Pharmaceuticals, Inc. in March 2003 and has been Vice-Chairman of Werke Pharmaceuticals, Inc. since October 2000 and Vice Charman of the Board of Directors of AXM Shenyang since December 2000.    Mr. MacLellan is a venture capitalist and business incubation executive.  He holds significant expertise in developing and financing Chinese-based businesses, particularly in the telecommunications, software and Internet industries.  Since May 1992, Mr. MacLellan has been President and Chief Executive Officer of the MacLellan Group, Inc., a privately-held business incubator and financial advisory firm.  From March 1998 through October 2000, Mr. MacLellan was the co-founder and a significant shareholder of Wireless Electronique, Ltd., a China-based telecommunications company having joint venture operations with China Unicom (NASDAQ: CHU) in Yunnan, Inner Mongolia and Ningxia provinces.  He is also a co-founder and, since May 1997, has been a director of Datalex Corporation, a Canadian-based legacy software solution provider.  Mr. MacLellan is also a member of the board of directors of AMDL, Inc. (AMEX: ADL), a publicly-held biotechnology firm.  From November 1996 to March 1998, Mr. MacLellan was co-Chairman and an Investment Committee member of the Strategic East European Fund.  From November 1995 to March 1998, Mr. MacLellan was President, Chief Executive Officer and a Director of PortaCom Wireless, Inc., a company engaged as a developer and operator of cellular and wireless telecommunications ventures in selected developing world markets.  Mr. MacLellan is a former member of the board of directors and co-founder of FirstCom Corporation (NASDAQ: FCLX), an international telecommunications company that operates a competitive access fiber and satellite network in Latin America, which became AT&T Latin America (NASDAQ: ATTL) in August 2000.  During 1996, he was also the Vice-Chairman of Asia American Telecommunications (now Metromedia China Corporation), a majority-owned subsidiary of Metromedia International Group, Inc. (AMEX: MMG). Mr. MacLellan was educated at the University of Southern California in economics and finance, with advanced training in classical economic theory.

Mr. Chet Howard, Chief Executive Officer and acting Chief Financial Officer, Mr. Chet Howard has over 30 years of financial management experience working with a variety of early stage and growth companies.  Mr. Howard was hired as our Chief Financial Officer in March 2004 and promoted to Chief Executive Officer on February 1, 2005.  Since January 2000, Mr. Howard has maintained a consulting practice that specializes in SEC reporting and Sarbanes-Oxley compliance. His clients have included Amerimmune Pharmaceuticals, Inc., Mandalay Resorts, Inc. and Smart Chip Technologies, Inc.  From January 2001 to December 2002, Mr. Howard was Executive Vice President and CFO of AirCard Cellular, Inc., where he organized the finance department, implemented the accounting system and helped develop the business plan.  Prior to AirCard, he was Senior Vice President and CFO of Big Hub.com, Inc., where he was responsible for all aspects of taking the company public and instrumental in raising $7.5 million.  Before joining Big Hub.com, he was Executive Vice President and CFO of USA Service Systems, Inc., a marketing and merchandising company with clients such as Sam’s Club, Wal-Mart, Walgreen’s and Sears.  Mr. Howard was also Executive Vice President and CFO of InterAmericas Communication Corp (now AT&T Latin American) and Executive Vice President and CFO of HQ Office Supplies Warehouse, Inc, where he managed the sale of the company to Staples, Inc.  Previously, he helped develop the business plan and manage venture capital investment as Senior Vice President, CFO and a co-founder of the Sports Authority, Inc.  In addition to these corporate positions, Mr. Howard has eight years of experience as a consultant where he has prepared IPO’s, several secondary offering documents and assisted company executives with SEC filings on a regular basis.  Mr. Howard holds both an MBA and BS degree (Accounting Major) from California State Poly University and has attended numerous seminars to maintain current expertise in SEC reporting and other corporate goverence matters

Mr. Peter W. Cunningham, President of International Sales. Mr. Cunningham was appointed as our Chief Operating Officer in August 2003 and promoted to the positions of Chief Executive Officer and President in September 2003.  He ceased being our Chief Executive Officer and President on January 31, 2005 and became our President of International Sales on February 1, 2005.  He is a known pharmaceutical industry advisor with extensive experience in creating increased market share for new and existing ethical drug and over–the-counter pharmaceutical products. He has more than 15 years of experience working in the healthcare industries in the Asia Pacific region.  Since 1997 Mr. Cunningham has been an independent consultant to the pharmaceutical industry.  From 1994 to 1997, he was the Principal Consultant in the firms Marc J Consultants & Coopers & Lybrand / Marc J Consultants Healthcare Industry Practice.  He is the former General Manager of Sterling Drug Singapore from 1983 to 1985, where he was the youngest General Manager in the company’s history.  He has held regional management positions with Rhone Poulenc Rorer from 1987 to 1990, and Becton Dickinson 1990 to 1994.  While at Becton Dickinson, he held additional responsibility as a member of an internal strategy advisory team comprising headquarters staff and visionary management from various operations worldwide. Mr. Cunningham received his MBA from The George Washington University and a B.A from the State University of New York and is a Research Fellow at the American Red Cross National Headquarters.

Zhenyu Kong, President of China Operations and Chief Operating Officer of AXM Shenyang, Mr. Zhenyu Kong spent nearly 25 years at China National Pharmaceutical Group, China’s leading pharmaceutical company, where he was Chairman of China National Pharmaceutical Group United Engineering.  China National Pharmaceutical Group Corp., also known as, SINOPHARM, is actively engaged in the research and development, capital investment, manufacture and trade of pharmaceuticals and medical instruments.  SINOPHARM has achieved an annual sales volume of 10 billion RMB (over 1.2 billion U.S. Dollars) and a total import and export volume of 200 million U.S. Dollars.  Prior to becoming Chairman of SINOPHARM, Mr. Kong was the Director of the Planning and Development Department of China National Pharmaceutical Group Corporation.  From 1998 to 1999, Mr. Kong was the director of the International Department of China National.  Mr. Kong has tremendous expertise in planning and developing extensive product portfolios and commendable strength in research, production, sales and distribution, as well as, international trade.  Mr. Kong has held various leadership roles in many industry associations, which solidified his significant place in China’s pharmaceutical industry.  He pioneered the organization of national drug and pharmaceutical ingredients exhibitions, national medical equipment exhibitions and other exhibitions in China and abroad. Mr. Kong has played a key role in the shaping of industry structure, improving market regulation, maintaining disaster reserves, overseeing pharmaceutical supplies, encouraging international economic and technological cooperation, as well as, foreign investment and technological exchanges.  Mr. Kong attended Beijing Chemical Engineering University from 1963 to 1968

Mr. Mark H. Elenowitz, Director.  Mr. Elenowitz became a Director of AXM Pharma in connection with our acquisition of Werke Pharmaceuticals, Inc. in March 2003.  Mr. Elenowitz was co-founder and since July 2001 has been a managing director of TriPoint Capital Advisors, LLC, a consulting firm, where he is responsible for the overall corporate development of TriPoint and assisting its clients with corporate and general business development.  From September 2001 to March 2002, Mr. Elenowitz was a Director and President of Image World Media, Inc. (Pink sheet: IMWI), an international media company specializing in the production and distribution of various media content for worldwide distribution across multiple media platforms, such as traditional television, film and the Internet.  From February 1998 to October 2001, Mr. Elenowitz was Co-Chairman and Managing Director of GroupNow!, Inc., a financial consulting firm.  He was also a founder and since 1996 has been the senior managing director of Investor Communications Company, LLC, a national investor relations firm.  Mr. Elenowitz has held Series 7 and 63 licenses as a broker, and has held a Series 24 license at a regional brokerage firm. Mr. Elenowitz is a graduate of the University of Maryland School of Business and Management, with a Bachelor of Science in Finance.

Mr. Mark Bluer, Director. Mr. Bluer joined the AXM Pharma team on February 25, 2004.  Mr. Bluer is a founder and managing partner of Bluer and Bluer, LLP,which was founded in 2000 and is a San Francisco Bay Area based law firm primarily focused on business and employment litigation.  Mr. Bluer personally represents clients through all stages of litigation and many cases involve parties from China or disputes involving transactions between China and the United States.  Prior to founding Bluer and Bluer, Mr. Bluer served as Deputy Chief Representative for the Beijing Representative office of the law firm CHA & PAN from 1997 to 1999.  Mr. Bluer represented various American clients of the firm with business interests in China.  Mr. Bluer’s first attorney position was with Kern, Noda, Devine & Segal from 1992 to 1995.  Mr. Bluer was enrolled in the Taipei Language Institute where he took tutorial classes in Mandarin Chinese from 1985 to 1986 and now has over 19 years experience speaking and reading Mandarin Chinese.  Mr. Bluer also has a BA in Business Economics and History, from the University of California, Santa Barbara.  In 1990, Mr. Bluer received his JD from Santa Clara University School of Law and has been an active member of the California State Bar since 1991.

Mr. Montgomery Frank Simus, Director.  Mr. Simus has more than nine years of experience working in Central and Southeast Asia, including a unique combination of information and communications technology expertise and international development and team-building experience.  Since August 2002, he has been President, CEO and founder of Golden Asia Ventures, a management consultancy that focuses on strategic business and technology investments partnerships between Asian and North American organizations.  From 2001 to 2002, Mr. Simus was a Vice President at CEM Investments, where he focused on early-stage commercial and residential real estate and mezzanine financing opportunities.  Prior to CEM Investments, he worked as an Alliance Manager in the Institutional Business Development Group at Financial Engines, Inc. from September 1999 to January 2001.  Before joining Financial Engines, Inc., Mr. Simus held a variety of technology and finance related positions with various international firms, including AES Corporation, Lehman Brothers Asia Limited (Hong Kong), Hong Kong and Shanghai Banking Corporation Limited (Hong Kong), Oracle Corporation and EDS Limited.  Mr. Simus also previously managed the implementation of a multi-million dollar international aid project portfolio focused on telecommunications, aviation, and parastatal reform for the United Nations Development Program in Kenya.  He graduated from Harvard University’s John F. Kennedy School of Government with a Masters Degree in Public Policy focused on International Development.  He has a BA in History from Yale University and is functional in French, Mandarin Chinese and Russian.

Mr. Chaoying (Charles) Li, Director.  Mr. Li is a registered lawyer and trademark attorney in the People’s Republic of China where he specializes in foreign investments in China, mergers and acquisitions, joint venture structure and formations and intellectual property and technology law.  Since August 2001, he has been a partner at T&C Law Offices in Beijing.  Prior to joining T&C, Mr. Li was a founder and general counsel of Bookoo, Inc., a pioneer in the e-book marketplace and one of the first Internet companies in Greater China that extensively emphasized the management of intellectual property rights from January 2000 to August 2001.  Before the founding of Bookoo, Inc., Mr Li spent over 4 years from August 1995 to December 1999 working for Cha & Cha, an international law firm specializing in Telecom, Internet and joint venture law.  He recived a Master of Laws in August 2003 from the University of Ottawa and both a Master of Laws in July 1999 and Bachelor of Laws in July 1996 from Peking University, majoring in Intellectual Property Law.  He also received a BS in Mathematics in July 1995 from Peking University.  Charles has written numerous academic and professional articles that are widely published internationally and in Mainland China, Hong Kong and Taiwan.  Mr. Li is fluent in English and Mandarin.  He also completed an internship at Gowling Lafleur Henderson LLP in Ottawa, Canada in 2003.

Christopher Gee, Chief Technical Officer. We hired Christopher Gee as the Company’s Chief Technology Officer on February 1, 2005. Through this position, Mr. Gee will be in charge of assisting our senior executives to achieve complete transparency of our international operations with computer software and intelligence.  Mr. Gee has already implemented state of the art accounting software, developed by Kingdee International Software Group Company Limited, for inventory and sales reporting of the Company’s line of products.  Mr. Gee is a former Apple Computer Inc. executive, whose background includes three years as a senior analyst (specializing in information systems, IT management, and emerging technologies) at New York University, Stern School of Business.  While at Apple, Mr. Gee successfully managed various business development and enterprise computing projects.  In 1995, Mr. Gee relocated to the West Coast to manage business development and tech operations for Kinetic Multimedia, a company specializing in mobile and wireless computing technologies.   Mr. Gee received his Masters Degree from Kings College, University of London and a B.A. from New York University.

Audit Committee Financial Expert and Identify Audit Committee:

The Audit Committee focuses its efforts on assisting our Board of Directors to fulfill its oversight responsibilities with respect to AXM Pharma’s:

•

Quarterly and annual consolidated financial statements and financial information filed with the Securities and Exchange Commission;

•

System of internal controls;

•

Financial accounting principles and policies;

•

Internal and external audit processes; and

•

Regulatory compliance programs.

The Audit Committee members are Douglas MacLellan (Chair), Mark Bluer and Montgomery Simus.  The committee meets periodically with management to consider the adequacy of AXM Pharma’s internal controls and financial reporting process.  It also discusses these matters with AXM Pharma’s independent auditors and with appropriate financial personnel employed by AXM Pharma.  The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission.  The committee met 3 times in fiscal 2004.

The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management.  The independent auditors have unrestricted access and report directly to the committee.

Audit Committee Financial Expert.

The Board has determined that the Chairman of the committee, Mr. MacLellan is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B and “independent” for purposes of currently adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr. MacLellan is also currently the Chairman of the Audit Committee of AMDL, Inc. a company also listed on the American Stock Exchange.  Our Board of Directors has determined that such simultaneous service does not impair the ability of Mr. MacLellan to effectively serve as the Chairman of AXM Pharma’s Audit Committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based on our review of copies of such reports, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2004.

Code of Ethics

The Company has always encouraged its employees, including officers and directors to conduct business in an honest and ethical manner.  Additionally, it has always been our policy to comply with all applicable laws and provide accurate and timely disclosure.  In March 2004, our Board adopted formal written codes of ethics for both our executive officers and for our directors.  In February 2005, our Board adopted a formal written code of ethics for all of our employees.

Our codes of ethics are designed to deter wrongdoing and promote honest and ethical conduct and compliance with applicable laws and regulations.  These codes also incorporate our expectations of our executives that enable us to provide accurate and timely disclosure in our filings with the Securities and Exchange Commission and other public communications.  Our codes of ethics are posted on our website, http://www.axmpharma.com.  Any future changes or amendments to our code of ethics, and any waiver of our codes of ethics will also be posted on our website when applicable.

You may obtain a copy of any of our codes of ethics at no cost, by written request to:  AXM Pharma, Inc., 7251 West Lake Mead Blvd. Suite 300, Las Vegas, NV 89128; or, oral request at: (702) 562-4155.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

Annual Compensation					Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

				Other				All
Name				Annual				Other
And				Compen-		Securities	LTIP	Compen-
Principal				sation	Restricted	Underlying	Payouts	sation
Position	Year	Salary($)	Bonus($)	($)	Stock	Options/	$	$
					Award(s) $	SARs(#)
Peter W. Cunningham	2004	$240,000	0	0	$208,335	400,000(1)	0	0
President, CEO,	2003	50,000	0	0	$208,335
President, CEO(4)	2002	0	0	0

Chet Howard	2004	120,000	0	0	$383,000	0	0	0
CFO(4)	2003	0	0	0
	2002	0	0	0

Douglas MacLellan	2004	216,000	0	0	0	400,000(2)	0	0
Vice Charman	2003	222,000	0	0	0	0
	2002	0	0	0	0	0

Wang Wei Shi	2004	240,000	0	0	0	300,000(3)
Chairwoman of the Board	2003	240,000	0	0	0	0
	2002	0	0	0	0	0

(1)

The purchase price of the shares of the Common Stock covered by the Option is  $4.14 per share.

(2)

The purchase price of the shares of the Common Stock covered by the Option is  $4.14 per share.

(3)

The purchase price of the shares of the Common Stock covered by the Option is  $4.14 per share.

(4)

During 2004 Peter Cunningham was CEO of AXM Pharma and Chet Howard was CFO.  In February 2005, Mr. Howard was named CEO and Mr. Cunningham became President of our International Sales Division.

OPTION/SAR IN LAST FISCAL YEAR

Individual grants

Name	Number of securities underlying Options/SARS Granted (#)	Percent of total options/SARs granted to employees in fiscal year	Exercise or base price ($/SH)	Market price on date of grant	Expiration date
(a)	(b)	(c)	(d)		(e)

Peter Cunningham, President & CEO	400,000(1)	16.15%	$4.14	$4.14	4/29/14
Chet Howard, CFO	0	0	0	0	0
Douglas MacLellan, Vice Chairman	400,000(1)	16.15%	4.14	4.14	4/29/14
Wang Wei Shi, Chairwoman	300,000(1)	12.11%	4.14	4.14	4/29/14

(1)

These Options may be exercised beginning April 29, 2004.

Aggregated Option/Sar Exercised And Fiscal Year-End Option/Sar Value Table

  Neither our executive officers nor the two other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Long Term Incentive Plans

No Long Term Incentive awards were granted in the last fiscal year.

Board of Directors

Our directors who are employees do not receive any compensation from AXM Pharma for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $4,500.00 per month; (2) outside directors who are not “independent” will receive $3,000.00 per month; and, (3) the Vice Chairman will receive a flat fee of $18,000.00 per month, inclusive of committee fees and the Chairwoman will receive a flat fee of $20,000.00 per month.  All board members are entitled to participate in AXM Pharma’s health insurance plan.  Since April 2004, our Board of Directors issued 2,437500 stock options exercisable at $4.14 per share to members of our Board of Directors and an additional 40,000 stock options exercisable at $5.70 per share.  The foregoing options were granted under the Company’s 2004 Incentive and NonStatutory Stock Option Plan, which was ratified by our Shareholders at the Company’s annual meeting in April 2004.  Montgomery Simus received an additional $5,000.00 in May, June and July for his role as Chairman of the Executive Committee; he stepped down from that position at the end of July.  Charles (Chaoying) Li receives an additional $2,500.00 per month as a member of our Executive Committee of AXM Shenyang.

Employment Agreements

We believe that Peter Cunningham provided outstanding leadership for AXM Pharma.  He led AXM Pharma in its successful application to have its common stock listed on to the American Stock Exchange.  Mr. Cunningham’s compensation was established based on the philosophy and policies enunciated above for all executive management. This includes cash compensation and long-term incentives.  On January 31, 2005, Chet Howard was appointed by the Board of Directors to replace Peter Cunningham as Chief Executive Officer.  Peter Cunningham will now be our President of International Sales.  However, during fiscal year 2004, Peter Cunningham was our only Chief Executive Officer and the following discussion describes his compensation as such.

Mr. Cunningham was originally hired to serve as our Chief Operating Officer, but in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive Officer.  When Mr. Cunningham was promoted, other than the change in his responsibilities, the terms of his employment agreement remained the same.  Pursuant to the terms of his agreement with AXM Pharma, Mr. Cunningham shall be paid not less than $120,000 per year for his services.  In January 2004, our Board of Directors increased Mr. Cunningham’s salary from $120,000 per year to $240,000 per year.  In addition, Mr. Cunningham is entitled to receive a stock grant of 250,000 shares of our common stock, which shall be issued and vest in equal installments every six months (41,667 per six month period) beginning in August 2003.  Mr. Cunningham is also entitled to health insurance and such other bonus and incentives as the Board of Directors, in its discretion, shall authorize.  Mr. Cunningham’s salary, bonus and incentives are reviewed yearly by our Board of Directors and compensation committee with the goal of bringing Mr. Cunningham’s salary in line with industry standards.  The term of Mr. Cunningham’s agreement with AXM Pharma is one year but the agreement shall automatically renew on the first and second anniversary dates of the agreement unless either AXM Pharma or Mr. Cunningham provides written notice to the other not less than 60 days prior to the anniversary date that they do not wish to renew the agreement, in which case the agreement shall expire on the day prior to the anniversary date.  The employment agreement may be terminated for good cause by either party in the event of a material breach of the employment agreement by either party or in the case of Mr. Cunningham of a change in control of AXM Pharma.  In the event of termination with good cause by Mr. Cunningham or without good cause by AXM Pharma, Mr. Cunningham is entitled to three months severance plus bonus and incentives earned to that date and relocation to Los Angeles, California.  In the event that Mr. Cunningham is terminated for good cause by the Company or terminates the agreement without good cause he will only be entitled to payment of his salary, bonus and incentives earned to the date of termination and relocation to Los Angeles, California.  Mr. Cunningham’s agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment.  He is also prohibited from soliciting any employees of AXM Pharma for a period of one year following his termination for any reason. We believe that the base salary when combined with his opportunity to receive stock grants, provides Mr. Cunningham with the ability to achieve long term compensation that is competitive with long term compensation packages offered by our competitors.

Mr. Cunningham’s employment agreement will be amended to reflect his position change.  The Board has approved the following compensation package for Mr. Cunningham, although other terms of his employment agreement have not yet been finalized.  As President of International Sales, Mr. Cunningham will receive $10,000 per month during his one-year contract with AXM for this position.  The Board has also approved a three-month severance package for Mr. Cunningham in the event he is terminated other than for cause.  Additionally, Mr. Cunningham will receive 3% of net sales based upon a projected budget that has been prepared and approved by the Board.  Mr. Cunningham also has the opportunity to receive 5% of net sales if he retains any sales over the stated budget.

Chet Howard became our Chief Executive Officer on February 1, 2005.  Mr. Howard was, and will continue to act as our Chief Financial Officer until we find an adequate replacement.  Pursuant to the terms of his agreement with AXM Pharma, Mr. Howard shall be paid a Base Salary of $240,000 per year, distributed in equal monthly installments.  Mr. Howard also received a $60,000 signing bonus.  In addition, Mr. Howard is entitled to receive 250,000 incentive employee stock options per year, vesting quarterly.  During the term of his employment under the Agreement, at the Board’s discretion, Mr. Howard is also eligible to participate in all bonus and incentive plans.  Mr. Howard is eligible to participate in all employee benefit plans to the extent maintained by the Company, including (without limitation) any life, disability, health, accident and other insurance programs, paid vacations, and similar plans or programs, subject in each case to the generally applicable terms and conditions of the plan or program in question and to the determinations of any committee administering such plan or program.  Mr. Howard’s salary, bonus and incentives are reviewed yearly by our Board of Directors and compensation committee with the goal of bringing his salary in line with industry standards.  Mr. Howard’s employment agreement is for a two-year term, but the Company and Mr. Howard may extend the term by mutual written agreement.  We can terminate the employment agreement for cause if we give Mr. Howard written notice of what we reasonably believe are the grounds for such termination and Mr. Howard fails to take appropriate remedial actions during the thirty day period following receipt of such written notice.  Mr. Howard can voluntarily terminate his employment agreement by giving us 60 days written notice thereof.  Upon Termination for Cause, Mr. Howard is to be immediately paid all accrued salary, incentive compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits, which will be paid in accordance with the applicable plan), and accrued vacation pay, all to the date of termination.  In the event of a Voluntary Termination, other than for “Good Reason,” we will immediately pay to Mr. Howard, all accrued salary, all incentive compensation to the extent earned, vested deferred compensation (other than pension plan or profit sharing plan benefits, which will be paid in accordance with the applicable plan), and accrued vacation pay, all to the date of termination, but no severance compensation.  Upon any Termination Other Than for Cause, Mr. Howard will immediately be paid all accrued salary, all incentive compensation to the extent earned, severance compensation, vested deferred compensation (other than pension plan or profit sharing plan benefits, which will be paid in accordance with the applicable plan), and accrued vacation pay, all to the date of termination.  If Mr. Howard’s employment is terminated Other Than for Cause or he voluntarily terminates his employment for “Good Reason,” he will be paid, as severance pay, his base salary for the period commencing on the date his employment is terminated until the later of the end of his employment term or the date which is three months from the date of termination.  Mr. Howard’s agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment.  He is also prohibited from soliciting any employees of AXM Pharma for a period of six months following his termination for any reason. We believe that the base salary when combined with his opportunity to receive stock grants, provides Mr. Howard with the ability to achieve long term compensation that is competitive with long term compensation packages offered by our competitors.

The Company entered into an employment agreement with Mr. Kong on March 31, 2005; Mr. Kong shall begin his employment on May 1, 2005, the Effective Date.  The term of the Agreement is for one (1) year beginning on the Effective Date, but may be extended by the mutual agreement of the parties and, unless terminated in writing at least thirty (30) days prior to the expiration of the initial term, shall automatically renew for an additional one-year term on the first anniversary of the Effective Date and on each successive anniversary of the Effective Date unless terminated in writing similarly to the procedure stated above.    Mr. Kong’s Base Salary will be US $20,000.00 per month.  The Company will contribute $17,500 per month and AXM Shenyang shall contribute the remaining $2,500 per month less any deductions for taxes.  Mr. Kong will also receive 200,000 incentive employee stock options per year, vesting quarterly.  Mr. Kong is eligible to participate in all employee benefit plans to the extent maintained by the Company for its China-based employees.  Mr. Kong may be terminated for cause, upon which he will receive all accrued salary, incentive compensation to the extent earned, vested deferred compensation, and accrued vacation pay, all to the date of termination.  Additionally, his incentive compensation and bonuses, to the extent earned, shall be paid within thirty (30) days of the date of the termination.  If Mr. Kong’s employment is terminated for any reason, he will retain all of his rights to benefits that have vested, but his rights to participate in those plans will cease upon his employment termination unless the termination is a Termination Other Than for Cause, in which case his rights of participation will continue for a period of three (3) months following the termination of his employment.  If Mr. Kong’s employment is terminated in a Termination Other Than for Cause or by Company due to Mr. Kong’s disability, he will be paid as severance pay his Base Salary for the period commencing on the date that his employment is terminated and ending on the date which is one (1) month thereafter.  Due to Mr. Kong’s employment with the Company, he will have access to the Company’s Confidential Information.  In consideration for that access, Mr. Kong agrees that for a period of twelve (12) months after termination of his employment, he will not use such Confidential Information to compete with the business of the Company.  In addition, for a period of twelve (12) months after termination of his employment, he will not induce or attempt to induce any employee of the Company to discontinue his or her employment with the Company for the purpose of becoming employed by any competitor of Company, nor will he initiate discussions, negotiations or contacts with persons known by him to be a customer or supplier of the Company at the time his employment with the Company is terminated, for the purpose of competing with the Company.  Notwithstanding anything to the contrary contained in the Agreement, the previously stated Non-Compete provisions will not be applicable in the event of any Termination Other Than for Cause with respect to Mr. Kong’s employment.

Stock Option Plans

In January of 2004, our Board of Directors approved the “2004 Qualified and Nonstatutory Stock Option Plan.” The Board of Directors reserved 3,000,000 shares of the Company’s common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM.  Our shareholders ratified the 2004 plan and the options authorized thereunder at our Annual Meeting in April 2004.  As of January 2005, our Board of Directors granted 2,477,500 options to employees, directors and consultants under the Corporation’s 2004 Incentive and NonStatutory Stock Option Plan.

On February 1, 2005 our Board of Directors approved the 2005 Equity Incentive Plan, which will replace the 2004 Plan.  Our shareholders approved the 2005 Plan at our Special Meeting on March 10, 2005.   At the time of filing this report, 650,000 options have been issued under the 2005 Plan.

The 2005 Plan is intended to further our growth and financial success by providing additional incentives to our directors, executives and selected employees and consultants so that such participants may acquire or increase their proprietary interest in the Company.  Stock options available under the 2005 Plan include "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, and "Nonstatutory Options" at the discretion of the Board of Directors.  Additionally, Stock Appreciation Rights, Restricted Stock, Restricted Stock Unit, Performance Awards, Dividend Equivalents, or Other Stock-Based Awards may be granted under the Equity Plan.  Shares available under the 2005 Plan include 5,000,000 shares of our common stock, plus all Shares remaining available for issuance under the 2004 Plan on the effective date of the Equity Plan.

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

As of April 13, 2005, we had a total of 19,562,173 shares of common stock and 950,020.42 (presently convertible into approximately 1,430470 shares of common stock) shares of preferred stock issued and outstanding, which are the only issued and outstanding voting equity securities of AXM Pharma.  Shares of Preferred Stock vote on as converted basis with the common stock.  At the date of this Prospectus, each share of Preferred Stock is convertible into one share of common stock.

The following table sets forth, as of April 13, 2005: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated.

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE Of Voting of Securities (1)
Ms. Wang Wei Shi 46 Wen An Road Building 4, 5th Floor Shenyang, Liaoning, The Peoples Republic Of China 110003	6,047,000 (2)	28.81%

Douglas C. MacLellan 8324 Delgany Avenue Playa Del Rey, California 90293	933,672(3)	4.45%

Byrle Lerner 2904 Via Campesina Palo Verdes Estates, CA 90274	1,165,300 (4)	5.55%

Peter W. Cunningham 755 Promontory Point Drive West Newport Beach, California 92660	555,001(5)	2.64%

Mark Elenowitz 400 Professional Drive, Suite 310 Gaithersburg, MD 20879	385,160(6)	1.83%

Gryphon Master Fund, L.P. 500 Crescent Court Suite 270 Dallas, Texas 75201	2,097,165	9.99%

SF Capital Partners Ltd. c/o Staro Asset Management, LLC 3600 South Lake Drive St. Francis, Wisconsin 53235	1,047,533	4.99%

Mark J. Bluer 162 Dorado Terrace San Francisco, California 94112	100,000 (7)	0.48%

Mr. Chet Howard 7251 West Lake Mead Blvd. Suite 300 Las Vegas, NV 89128	200,000(8)	0.95%

Montgomery Simus 33 Haight Street, #8 San Francisco, CA 94102	75,000 (9)	0.36%

Chaoying (Charles) Li 14/F, Building A, Huixium Plaza, No.8 Beisihuan Zhong Road Chaoyang District, Beijing 100101, P.R. China	210,000(10)	1.00%

Zhenyu Kong Room 2109 The Exchange Beijing, No.118 Jianguo Road, Chaoyang District Beijing 100022, China	50,000(11)	0.24%

Christopher Gee 7251 West Lake Mead Blvd., Suite 300 Las Vegas, Nevada 89128	0	0.0%
All directors and officers as a group (10 persons)(6)	8,555,833	40.76%

________________

(1)

All Percentages have been rounded up to the nearest one hundredth of one percent.

(2)

Includes 3,137,000 shares owned by Ms. Wang directly, including 300,000 stock options and 2,910,000 shares owned by members of her immediate family.

(3)

Includes 475,000 shares owned by Mr. MacLellan directly, 48,500 shares owned by The MacLellan Group, Inc., which is owned by Mr. MacLellan, and 16,953 shares owned by Broadband Access Market Space, Ltd., a company in which Mr. MacLellan owns 60% of the outstanding shares. Also includes 400,000 stock options granted to Mr. MacLellan on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(4)

Includes 60,000 shares of restricted stock Mr. Lerner is entitled to receive under his consulting agreement dated October 25, 2004, with AXM Pharma.

(5)

Includes 125,001 shares owned by Mr. Cunningham directly and 30,000 shares owned by Rabelaisian Resources, Plc., a company owned by Mr. Cunningham. Also includes 41,667 shares Mr. Cunningham was entitled to receive through his employment agreement with AXM Pharma as Chief Executive Officer.  Mr. Cunningham ceased being our Chief Executive Officer on January 31, 2005 and his employment agreement will be amended accordingly.  Also includes 400,000 stock options granted to Mr. Cunningham on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(6)

Includes (i) 201,160 shares indirectly owned by MHE, Inc. (a company owned 100% by Mark Elenowitz) as a result of its 40% ownership interest of TriPoint Capital Holdings, LLC, which owns 502,900 shares of common stock, and (ii) 24,000 shares owned by Investor Communications Company, LLC, a company which is owned by MHE, Inc.  Also includes 160,000 stock options granted to Mr. Elenowitz on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(7)

Includes the 40,000 stock options, at an exercise price of $5.70 per share, granted to Mr. Bluer on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan .

(8)

Includes 100,000 stock options, at an exercise price of $4.14 per share, granted to Mr. Howard on April 29, 2004 under the 2004 Qualified and Nonstatutory Stock Option Plan.

(9)

Includes the 40,000 stock options granted to Mr. Simus on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(10)

Includes the 100,000 stock options granted to Mr. Li on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(11)

Includes 50,000 incentive stock options Mr. Kong is entitled to receive through his employment agreement with AXM Pharma.  Mr. Kong is entitled to receive an additional 150,000 incentive stock options during the year pursuant to his employment agreement, which provides that he is entitled to receive 200,000  incentive stock options per year, vesting quarterly beginning in May 2005.

Changes in Control

As of the date of this filing, there are no arrangements, which may result in a change in control of AXM

Pharma, Inc.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

We are party to a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and significant shareholder of AXM Pharma, indirectly owns a 40% interest.  Pursuant to the terms of the consulting agreement, we are required to pay TriPoint a monthly fee of $17,500.  The current agreement between Tripoint Capital Advisors and AXM Pharma has a one-year term and is terminable by either party, with or without cause, upon 30 days written notice.  Additionally, on  May 1, 2002, pursuant to the terms of a previous consulting agreement with TriPoint, Werke Pharmaceuticals, Inc., our wholly owned subsidiary issued TriPoint 500,000 shares of its common stock, which shares were exchanged pursuant to the terms of our share exchange agreement with the shareholders of Werke Pharmaceuticals, Inc. into shares of AXM Pharma common stock.  On April 29, 2004, the Board authorized Peter Cunningham to sign a new agreement with Tripoint Capital Advisors for their consulting services.  In addition, we are party to a consulting agreement with Investor Communications Company, LLC , a company in which Mark Elenowitz directly benefits from 20% of the stock compensation received from the Company.  Pursuant to the terms of the consulting agreement, Werke Pharmaceuticals, Inc. is required to pay Investor Communications Company, LLC a monthly fee of $14,000 and  issued to Investor Communications Company, LLC 120,000 shares of its common stock which were subsequently converted into shares of AXM Pharma common stock as a result of the Share Exchange.

On September 12, 2002, Byrle Lerner, a significant shareholder of AXM Pharma, made a capital contribution of $100,000 to Werke Pharmaceuticals, Inc. to provide working capital for Werke Pharmaceuticals, Inc.’s United States administrative offices, including expenses for travel to The Peoples Republic of China by Werke Pharmaceuticals, Inc.’s U.S. employees and consultants.  Mr. Lerner received shares of Werke Pharmaceuticals, which were later exchanged for shares of AXM Pharma pursuant to our share exchange with Werke Pharmaceuticals, in consideration for his capital contribution.

In September 2003, we engaged Amaroq Capital, LLC, to provide advice regarding business development and to identify and review potential merger and acquisition candidates in Asia.  Amaroq Capital will be paid $7,500 per month for its services and is entitled to receive additional compensation in connection with mergers or acquisitions that it identifies or for which it provides substantive assistance to AXM Pharma.  The current agreement with Amaroq Capital is for a six month term and is terminable only upon the mutual written consent of AXM Pharma and Amaroq Capital.  Amaroq Capital is owned by Joseph Cunningham, brother of Peter Cunningham, our President of International Sales and former Chief Executive Officer.

In April 2003, we engaged Rabelaisian Resources, Plc., to provide consulting services for AXM Pharma.  Rabelaisian Resources’ agreement expired in August 2003.  Rabelaisian Resources is owned by Peter Cunningham, who is currently our President of International Sales and is our former Chief Executive Officer.

In October 2004, we engaged Byrle Lerner, a beneficial owner of more than five percent of our common stock (5.55%), to provide consulting services to AXM Pharma.  Mr. Lerner will receive 60,000 shares of our restricted stock and 100,000 options to purchase our common stock at $2.15 per share for his services.  The current agreement with Mr. Lerner is for one year and is terminable by either Mr. Lerner or us upon thirty days written notice.

In November 2004, Byrle Lerner paid 12,500 shares of restricted common stock to Aurelius Consulting and 30,000 shares to Mirador Consulting on behalf of AXM Pharma pursuant to consulting agreements with those entities.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Financial Statements (appearing at the end of this report):

Report of Independent Public Accountant

Balance Sheet as of December 31, 2004

Statement of Operations- For the years ended December 31, 2003, and 2004.

Statement of Stockholders Equity - For the years ended December 31, 2003, and 2004.

Statement of Cash Flows - For the years ended December 31, 2003, and 2004.

Notes to Financial Statements

(b) Exhibits

Exhibit Number	Description

4.1*	Securities Purchase Agreement dated as of August 21, 2003

4.2*	Registration Rights Agreement dated as of August 21, 2003

4.3*	Designation of Rights and Preferences of Series A Preferred Stock dated as of August 21, 2003

4.4*	Form of Warrant to Purchase Common Stock issued August 21, 2003

4.5**	Securities Purchase Agreement dated as of September 12, 2003

4.6**	Registration Rights Agreement dated as of September 12, 2003

4.7**	Form of Warrant to Purchase Common Stock issued September 12, 2003

4.8**	Form of Warrant to Purchase Common Stock issued September 12, 2003

4.9***	Securities Purchase Agreement dated as of December 30, 2003

4.10***	Registration Rights Agreement dated as of December 30, 2003

4.11***	Designation of Rights and Preferences of Series A Preferred Stock dated as of December 30, 2003

4.12***	Form of Warrant to Purchase Common Stock issued December 31, 2003

4.13^	Securities Purchase Agreement dated as of June 24, 2004

4.14^	Registration Rights Agreement dated as of June 24, 2004

4.15^	Form of Common Stock Purchase Warrant issued June 24, 2004

4.16^	Designation of Rights and Preferences of Series C Preferred Stock dated as of June 24, 2004

10.4****	Agreement on Agency for Sale (Distribution) between Shenyang Taiwei Pharmaceutical Factory and Liaoning Weikang Medicine Co., Ltd.

10.5****	Consulting Agreement with Tripoint Capital Advisors, LLC

10.6****	Consulting Agreement with Amaroq Capital, LLC

10.7****	Consulting Services Agreement with Woodbridge Management, Ltd.

10.8****	Consulting Agreement with Madden Consulting, Inc.

10.9****	Investment Banking Agreement with Great Eastern Securities, Inc.

10.10****	Investor Relations Agreement with the Aston Organization

10.11+++ ²	Incentive and Nonstatutory Stock Option Plan

10.12+	Consulting Agreement with Byrle Lerner

10.13+	Consulting Agreement with Aurelius Consulting

10.14+	Consulting Agreement with Mirador Consulting, Inc

10.15+	Consulting Agreement with Dreamvest, llc

10.16+	Consulting Agreement with RCG

10.17+	Termination Agreement with RCG

10.18(2)(3)	Chet Howard’s Employment Agreement

10.19(2)(4)	Peter Cunningham’s Employment Agreement

10.20(2)(3)	Zhenyu Kong’s Employment Agreement

14.1++	Code of Ethics for Board of Directors

14.2++	Code of Ethics for Executive Officers

14.3+	Code of Ethics For Employees

16.1^^	Letter from Malone & Bailey, PLLC regarding change in certifying accountant, dated September 2, 2004.

21.1++	Subsidiaries of the Company

31.1+	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350

99.1****	Form of lock-up agreement by officers, directors and 5% or greater shareholders

* Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company’s Current Report on Form 8-K Dated August 21, 2003.

** Incorporated herein by reference to Exhibits 10.1 to 10.5 of the Company’s Current Report on Form 8-K Dated September 12, 2003.

*** Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company’s Current Report on Form 8-K Dated December 31, 2003

**** Incorporated herein by reference to Exhibits 10.1 to 10.10 of the Company’s Registration Statement on Form SB-2 Dated March 4, 2004.

+++Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-KSB/A dated April 6, 2004.

+ Filed herewith

++ Incorporated herein by reference to Exhibit 14.1, 14.2 and 21.1 of the Company’s Annual Report on Form 10-KSB dated March 29, 2004

(2) Exhibit represents a management contract or compensatory plan or arrangement.

(3) Incorporate herein by reference to Exhibit 10.1, 10.2, 10.3, and 10.4 of the Company’s Current Report on Form 8-K/A dated April 4, 2005.

(4) Incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form SB-2 Dated May 17, 2004

^ Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company’s Current Report on Form 8-K Dated June 24, 2004

^^ Incorporated by reference to Exhibit 16.1 to the Company’s amendment to Current Report on Form 8-K/A filed on September 2, 2004

(c) Reports on Form 8-K.

1.

On January 2, 2004, we filed a report on Form 8-K disclosing a private financing we completed with two investors.

2.

On March 29, 2004, we filed a report on Form 8-K disclosing that our Corporate offices moved from California to Las Vegas and our year end results for fiscal 2003.

3.

On May 17, 2004, we filed a report on Form 8-K regarding our financial results for the first quarter of fiscal 2004.

4.

On June 22, 2004, we filed a report on Form 8-K disclosing current events of the Company at the American Stock Exchange.

5.

On June 25, 2004, we filed a report on Form 8-K disclosing a private equity financing of $3,042,500 that we completed with 11 investors on June 24, 2004.

6.

On August 18, 2004, we filed a report on Form 8-K regarding our financial results for the second quarter of fiscal 2004.

7.

On August 18, 2004, we filed a report on Form 8-K to disclose that Malone & Bailey, PLLC was replaced with Bateman & Co., Inc. as our principal and independent auditor.

8.

On August 27, 2004, we filed a report on Form 8-K to disclose that Batemen & Co., Inc. was replaced with Lopez, Blevins, Bork & Associates, L.L.P. as the Company’s independent and principal auditors.

9.

On September 2, 2004, we filed a report on Form 8-K/A to disclose the letter from Malone & Bailey, PLLC regarding the change in our principal and independent auditor as required by the Securities and Exchange Commission.

10.

On November 19, 2004, we filed a report on Form 8-K regarding our financial results for the third quarter of fiscal 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES  -

The fees billed by Lopez, Blevins, Bork & Associates, PLLC for the indicated services performed during fiscal 2004 were as follows:

Fiscal 2004
Audit fees	$ 5,050.00
Audit-related fees	$0
Tax Fees	$0
All other fees	$0

The amounts shown for “Audit-related fees” were for issuance of consents in connection with Registration Statement on Form SB-2 originally filed on September 25, 2003 and the Registration Statement originally filed on June 30, 2004, assistance with response to SEC comments to such Registration Statement and consultations regarding generally accepted accounting principles.

There were no fees billed by Bateman & Co., for the indicated services performed during fiscal 2004 because  Bateman did not audit or issue any report on the Company’s financial statements.

The fees billed by Malone & Bailey, PLLC for the indicated services performed during fiscal 2004 were as follows:

	Fiscal 2003	Fiscal 2004
Audit fees	$ 6,280.00	$38,346
Audit-related fees	$12,100.00	$0
Tax Fees	$0	$0
All other fees	$0	$0

The amounts shown for “Audit-related fees” were for issuance of consents in connection Registration Statement on Form SB-2 originally filed on September 25, 2003, assistance with response to SEC comments to such Registration Statement and consultations regarding generally accepted accounting principles.

Audit Committee Policies And Procedures

Under its charter, the Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for AXM Pharma by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should nonetheless be approved by the Audit Committee prior to the completion of the audit.  Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the previous year’s annual report on Form 10-KSB.  At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.  At each subsequent committee meeting, the auditor and management may present subsequent services for approval.  Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

AXM PHARMA, INC.

By:

 /s/  Chet Howard

Chet Howard

Chief Executive Officer

Acting Principal Accounting Officer

Dated:  April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wang Wei Shi Wang Wei Shi Chairman of the Board	Dated: April 15, 2005
/s/ Douglas C. MacLellan Douglas C. MacLellan Vice-chairman of the Board	Dated: April 15, 2005
/s/ Mark H. Elenowitz Mark H. Elenowitz Director	Dated: April 15, 2005
/s/ Chaoying Li Chaoying Li Director	Dated: April 15, 2005

/s/ Mark J. Bluer Mark J. Bluer Director	Dated: April 15, 2005
/s/ Montgomery F. Simus Montgomery F. Simus Director	Dated: April 15, 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  AXM Pharma, Inc.

  Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of AXM Pharma, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended.  These financial statements are the responsibility of AXM Pharma’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXM Pharma, Inc. as of December 31, 2004 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that AXM Pharma, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, AXM Pharma has incurred losses of $13,989,854 and $3,708,067 for the years ended December 31, 2004 and 2003. AXM Pharma will require additional working capital to develop its business until AXM Pharma either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about AXM Pharma’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

April 12, 2004

AXM PHARMA, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS
Current assets
Cash	$ 1,255,681
Accounts receivable, net of allowance of $0	30,750
Inventories	2,002,130
Advances – supplier	442,121
Total current assets	3,730,682

Property and equipment, net	7,160,376
Licenses	1,449,888

TOTAL ASSETS	$ 12,340,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Value added tax payable	$ 3,015
Accounts payable and accrued expenses	4,342,013
Short-term note payable	1,001,668
Total current liabilities	5,346,696

STOCKHOLDERS’ EQUITY:
Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,675,000 shares issued and outstanding	1,675
Series B, Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding	-
Series C, Preferred stock, $.001 par value, 100 shares authorized, 24 shares issued and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 18,035,539 shares issued and outstanding	18,036
Additional paid-in capital	26,242,477
Accumulated deficit	(19,267,938)
Total stockholders’ equity	6,994,250

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,340,946

See accompanying summary of accounting policies and notes to financial statements

AXM PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	December 31,
	2004	2003

Revenues	$ 2,115,751	$ 10,025,605

Cost of revenues	1,050,283	6,528,280

Gross profit	1,065,468	3,497,325

General, administrative and selling:
Cash	9,434,824	3,683,307
Non-cash	5,620,498	3,522,085

Total general, administrative and selling	15,055,322	7,205,392

Net loss	$ (13,989,854)	$ (3,708,067)

Net loss applicable to common shareholders:
Net loss	$ (13,989,854)	$ (3,708,067)
Beneficial conversion of preferred stock	(1,413,374)	(2,933,137)
Deemed dividend from beneficial conversion feature of warrants	(1,009,085)	(130,362)
Net loss applicable to common shareholders	$ (16,412,313)	$ (6,771,566)

Net loss per share:
Basic and diluted	$ (1.02)	$ (0.52)

Weighted averaged shares outstanding:
Basic and diluted	16,066,789	12,927,956

See accompanying summary of accounting policies and notes to financial statements

AXM PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	10,000,000	$ 10,000	-	$ -	$ 4,462,877	$ (1,570,017)	$ 2,902,860
Issuance of common stock in connection with recapitalization	2,846,680	2,847	-	-	(25,539)	-	(22,692)
Issuance of common stock for services	881,667	881	-	-	3,521,204	-	3,522,085
Issuance of preferred stock and warrants, net of expenses	-	-	2,750,000	2,750	4,885,812	-	4,888,562
Beneficial conversion feature embedded in preferred stock and warrants	-	-	-	-	3,063,499	-	3,063,499
Deemed dividend on preferred stock	-	-	-	-	(2,933,137)	-	(2,933,137)
Deemed dividends on warrants	-	-	-	-	(130,362)	-	(130,362)
Net loss	-	-	-	-	-	(3,708,067)	(3,708,067)
Balance, December 31, 2003	13,728,347	13,728	2,750,000	2,750	12,844,354	(5,278,084)	7,582,748
Issuance of preferred stock and warrants, net of expenses	-	-	860,030	860	4,507,773	-	4,508,633
Issuance of common stock for warrants, net of expense	1,070,016	1,070	-	-	3,271,155	-	3,272,225
Issuance of common stock and warrants for services	1,161,001	1,161	-	-	5,619,337	-	5,620,498
Beneficial conversion feature embedded in preferred stock and warrants	-	-	-	-	2,422,459	-	2,422,459
Deemed dividend on preferred stock	-	-	-	-	(1,413,374)	-	(1,413,374)
Deemed dividends on warrants	-	-	-	-	(1,009,085)	-	(1,009,085)
Conversions of preferred stock	2,076,175	2,077	(1,935,006)	(1,935)	(142)	-	-
Net Loss	-	-	-	-	-	(13,989,854)	(13,989,854)
Balance, December 31, 2004	18,035,539	$ 18,036	1,675,024	$ 1,675	$ 26,242,477	$ (19,267,938)	$ 6,994,250

See accompanying summary of accounting policies and notes to financial statements

AXM PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (13,989,854)	$ (3,708,067)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued for services	5,620,498	3,522,085
Bad debt	810,793	-
Inventory write-off	1,714,200	-
Depreciation and amortization	32,167	51,573
Changes in assets and liabilities:
Cash held in trust	-	149,203
Accounts receivable	1,773,436	(1,681,978)
Advances	1,023,578	(1,166,101)
Inventories	(1,472,576)	(918,829)
Accounts payable and accrued expenses	3,817,849	296,206
Value added tax payable	(2,914,811)	1,705,755

CASH FLOWS USED IN OPERATING ACTIVITIES	(3,584,720)	(1,750,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,892,907)	(293,654)

CASH FROM FINANCING ACTIVITIES
Proceeds from short-term debt	1,001,668	-
Proceeds from sale of preferred stock	4,508,633	4,888,562
Proceeds from exercise of warrants	3,272,225	-
CASH FROM FINANCING ACTIVITIES	8,782,526	4,888,562

NET INCREASE (DECREASE) IN CASH	(1,695,101)	2,844,755

Cash, beginning of period	2,950,782	106,027

Cash, end of period	$1,255,681	$2,950,782

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -

SUPPLEMENTAL NON-CASH TRANSACTIONS:
Net liabilities assumed in reverser merger	$ -	$ 22,692

See accompanying summary of accounting policies and notes to financial statements

AXM PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

Nature of our Business

AXM Pharma, Inc. (“AXM Pharma”), a Nevada corporation, is a pharmaceutical company based in The People’s Republic of China. We are a publicly listed company quoted under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in The People’s Republic of China.  Our business in The People’s Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma (Shenyang), Inc., located in the city of Shenyang in the Northeastern Portion of the People’s Republic of China.  Our products are currently produced by third-party manufacturers and sold through a third-party distributor.   Shenyang Tianwei Werke Pharmaceuticals currently holds 42 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China.  Of these 42 licenses, we have, to date, commercialized four of these licenses from which we produce five products. In the future we plan to expand our business by commercializing additional licenses held by AXM Shenyang; acquiring additional product licenses; and by moving the manufacturing and distribution of our products in-house.

Our subsidiary, AXM Shenyang, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over AXM Pharma’s management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a Wholly Foreign Owned Enterprise include:

•

Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of a Chinese partner;

•

Ability to carry on business rather than just a representative office function;

•

Ability to issue invoices to their customers in Renminbi (Chinese Currency) and receive Renminbi revenues;

•

Ability to convert Renminbi profits to US dollars for remittance to their parent company outside China;

•

Ability to employ staff directly within China;

•

Protection of intellectual know-how technology;

•

Greater efficiency in its operations, management and future development; and

•

No requirement to share profits with another party; and

In summary, the key differences between a Wholly Foreign Owned Enterprise and an equity or cooperative joint venture are that the joint venture business structure requires profit sharing between the stake holders, significant involvement in operational and business matters by the Chinese stake holders, indirect representation in business matters and much less effective and efficient cooperation between the stake holders. Typically, the foreign party to a Chinese joint venture experiences significantly less control over the business structure than if the foreign party forms a Wholly Foreign Owned Enterprise or converts an existing joint venture into a Wholly Foreign Owned Enterprise. Because the Wholly Foreign Owned Enterprise business structure is relatively new compared to the joint venture structure, we believe that fewer than 5% of foreign firms currently operate as Wholly Foreign Owned Enterprises.  It is anticipated that newly formed businesses will likely choose the use of the Wholly Foreign Owned Enterprise structure over the joint venture structure. It is also anticipated that existing joint ventures are likely to migrate their corporate structures to Wholly Foreign Owned Enterprises over the next five years.

AXM Shenyang is located in the City of Shenyang, which is in the Province of Liaoning in the Northeastern section of The Peoples Republic of China. AXM Shenyang and its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd. have an operating history of approximately 10 years.   AXM Shenyang historically has been a manufacturer of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales. We currently own 42 product licenses and permits, of which only four licenses are currently commercialized.  In the fourth quarter of 2004, we completed a new plant built to Chinese Good Manufacturing Practices specifications.  In December 2005, we received our Chinese Good Manufacturing Practices Certification from the State Food and Drug Administration.  As a result, we plan to begin transitioning manufacturing certain of our products to the new factory in the second quarter of 2005. The factory includes over 120,000 square feet of production space with laboratory and administration buildings capable of producing 30,000,000 tubes for ointment, 500,000,000 tablets and 250,000,000 capsules annually.  The factory is located in a special economic zone located several kilometers from the old plant.  The High-Tech Industrial Development District was established in May of 1988 order to accelerate the development and industrialization of high-tech industries in the North–Eastern portion of the Peoples Republic of China.

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

Inventories

See accompanying summary of accounting policies and notes to financial statements

Inventories are valued at the lower of cost or market.  Cost is determined by using the average cost method.  Inventories consist primarily of raw materials for its three products which are for the treatment of bronchial infections, skin infections and gastric and urinary infections.  AXM Pharma uses third party manufacturers and generally has no work in process or finished goods inventory.

Long-Lived Assets

Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of AXM Pharma’s long-lived assets are located in The People’s Republic of China. Axiom performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

See accompanying summary of accounting policies and notes to financial statements

Foreign Currency Translation

The Renminbi (“RMB”) is the functional currency of AXM Pharma.  Transactions in foreign currency are translated at rates of exchange rates ruling at the transaction date.  Monetary assets and liabilities denominated in foreign currencies are retranslated at rates ruling at the balance sheet date.  Exchange differences are recognize in the in the statement of operations.

Stock-Based Compensation

AXM Pharma accounts for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and other applicable accounting principles.  We recorded stock-based compensation expense of approximately $5,600,000 and $3,500,000 during 2004 and 2003, respectively.  There were 2,140,000 stock options granted to employees and directors in 2004.  There were not any options granted to employees in 2003.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, the Company’s December 31, 2004 and 2003, net loss would have been changed to the pro forma amounts indicated below.  No options were granted in 2003.

	December 31, 2004	December 31, 2003

Net loss applicable to common shareholders:
As reported	$ (16,412,313)	$ (6,771,566)
Stock based compensation under fair value method	(5,629,853)	-
Pro forma	$ (22,042,166)	$ (6,771,566)

Net loss applicable to common shareholders per share basic and diluted:
As reported	$ (1.02)	$ (0.52)
Stock based compensation under fair value method	(0.35)	-
Pro forma	$ (1.37)	$ (0.52)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 2.0%; volatility of 79% for 2004 with no assumed dividend yield; and expected lives of five months.

See accompanying summary of accounting policies and notes to financial statements

Fair Value of Financial Instruments

Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method).  For 2004 and 2003, there were no potential common shares outstanding that were related to shares issuable upon the exercise of stock options or warrants.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material effect on the Company's results of operations, cash flows or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for and disclosure of the issuance of certain types of guarantees. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement were effective on a prospective basis for guarantees that were issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The Company's adoption of FIN 45 did not have a material effect on the Company's results of operations, cash flows or financial position.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, and in December 2003, issued a revised FIN 46(R), Consolidation of Variable Interest Entities – an interpretation of ARB No. 51, both of which address consolidation of variable interest entities. In addition, the FASB issued various FASB Staff Positions (FSP) on this topic in December 2003. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to,

See accompanying summary of accounting policies and notes to financial statements

Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation was immediately applicable to variable interest entities created after January 31, 2003. The adoption of this portion of FIN 46 has not had a material effect on the Company's results of operations, cash flows or financial position. FIN 46 was applicable in 2004 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The adoption of this portion of FIN 46 did not have a material effect on the results of operations, cash flows or financial position of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company's adoption of SFAS No. 149 did not have a material effect on the Company's results of operations, cash flows or financial position.

In July 2004, the FASB ratified the EITF consensus on Issue 02-14, Whether an Investor should apply the Equity Method of Accounting to Investments other than Common Stock, which is effective for the fourth quarter of 2004. This consensus clarifies that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the equity method of accounting should be applied only when the investor has an investment in common stock and/or an investment that is in-substance common stock. The adoption of this consensus did not have a material effect on the Company's results of operations, cash flows or financial position.

In October 2004, the FASB ratified the EITF consensus on Issue 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination.  This consensus describes the accounting for the settlement of preexisting relationships and the re-acquisition of certain rights in a business combination. This consensus was effective for the fourth quarter of 2004 and was adopted by the Company in that quarter. This adoption did not have a material effect on the Company's results of operations, cash flows or financial position, but may impact future transactions.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. This statement clarifies the accounting for idle capacity expense, freight, handling costs, and wasted material and is effective for the third quarter of 2005. The Company believes the adoption of this statement will not have a material effect on its results of operations, cash flows or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The effective date of this statement is the fiscal third quarter of 2005. The Company is still considering transition methods under this standard.  As of December 31, 2004, all outstanding options are 100%.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB 29. This statement clarifies that all non-monetary transactions that have commercial substance should be recorded at fair value and is effective for the first quarter of 2005. The Company believes the adoption of this statement will not have a material effect on its results of operations, cash flows or financial position.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

AXM Pharma has incurred losses for the years ended December 31, 2004 and 2003 of $13,989,854 and $3,708,067. Because of these losses, AXM Pharma will require additional working capital to develop its business operations.

AXM Pharma intends to raise additional working capital through private placements, public offerings and/or bank financing. As of April 12, 2005 , AXM Pharma is in discussions with potential investors but has not finalized any financings.

There are no assurances that AXM Pharma will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support AXM Pharma’s working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, AXM Pharma will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to AXM Pharma.

These conditions raise substantial doubt about AXM Pharma’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should AXM Pharma be unable to continue as a going concern.

NOTE 3 – INVENTORY WRITE-OFF AND BAD DEBT

The lack of sales in the 3 rd and 4 th quarters was due to the changing government regulations regarding the sales and marketing of pharmaceutical products in China . Due to new State Food and Drug Administration guidelines, AXM Pharma was required to obtain Chinese Good Manufacturing Practices certification and renew our licenses to manufacture and sell our existing products on a national level in China as opposed to the state and local levels we have sold to in the past. Because our national approval license applications were not submitted until April 2004, we were required to cease manufacturing and selling these items until we received approval from the Chinese State Food and Drug Administration. We have received confirmation that 42 of our license renewals have been approved by the Chinese State Food and Drug Administration. AXM Pharma expects to begin producing and selling these products again in early 2005. AXM Pharma received the Chinese “GMP” Good Manufacturing Practices certification in January 2005 and our licenses were renewed in November 2004.

As a result of the above, AXM Pharma had to discard approximately $1,700,000 of inventory since it had labels with an expired license. AXM Pharma, also had to write-off its receivable form its distributor, since the inventory in their possession contained labels with expired product licenses.

NOTE 4 – ACCOUNTS RECEIVABLE

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

NOTE 5 – PROPERTY AND EQUIPMENT:

Components of property, plant, and equipment, at December 31, 2004 are as follows:

Land	$ 923,226
Vehicles	70,630
Equipment	207,159
Construction in progress	5,982,728
7,183,743
Less: accumulated depreciation	(23,367)
$ 7,160,376

Depreciation expense totaled $32,167 and $51,573 in 2004 and 2003, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

We periodically issue common stock for services rendered.  Common stock issued is valued at fair market value, which is the quoted market price.  During the years ended December 31, 2004 and 2003, AXM Pharma issued 1,161,001 and 881,667 shares of common stock and warrants for services valued at $5,620,498 and $3,522,085, respectively.

On January 26, 2004, the Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement.   Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist AXM Pharma with broker relations for our stock.  The warrants are for a term of five years and have an exercise price equal to $4.74 per share.  The shares were valued at $5.35 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $639,828 including a $104,828 charge computed using the black-scholes option pricing model.

On February 2, 2004 and April 20, 2004, we issued 200,000 shares of restricted common and 100,000 shares of restricted common, respectively to the Aston Organization pursuant to a consulting agreement and amendment thereto.  20,000 shares were released when the April 20, 2004 amendment was signed.    The remaining 180,000 shares are to be released monthly based upon a vesting schedule of 15,000 shares per month during the term of the agreement.   The shares were valued at $5.65 per share and $4.27 per share respectively, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to the Aston Organization was $1,557,000.  At December 31, 2004, 270,000 common shares had been issued for consideration of $1,387,500.  The remaining 30,000 common shares were issued in January and February 2005.

On May 7, 2004, we issued 120,000 shares of restricted common stock, and 200,000 warrants at $6.00 per warrant, to XCL Partners, Inc.  20,000 shares were released when the agreement was signed on June 24, 2004.  The remaining 100,000 shares are to be released monthly based upon a vesting schedule of 10,000 shares per month for ten months , beginning 30 days after effective date of the agreement   The services to be provided under the agreement are investor relations.   20,000 warrants shall vest immediately.  The remaining 180,000 warrants shall be released monthly based on a vesting schedule of 15,000 warrants per month for eleven (11) months.  The shares were valued at $4.09 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to XCL Partners was $957,815 including a $467,015 charge computed using the black-scholes option pricing model.  At December 31, 2004, 80,000 common shares had been issued for consideration of $640,100, including $312,900 for the value of the warrants.  The remaining 40,000 common shares and 66,000 warrants were issued in January, February, March and April 2005.

On May 10, 2004, we issued 300,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement.  The services to be provided under the consulting agreement were investor and public relations.  The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Madden Consulting was $1,176,000.

On June 24, 2004, we issued 100,000 warrants to each of SF Capital Partners Ltd., Gryphon Master Fund, L.P., Banyon Asia Limited and Banyon Mac 24, Ltd. in consideration for services provided related to our recent private equity financing.

On July 21, 2004, we issued 100,000 shares of restricted common to Chet Howard, our Chief Financial Officer and Chief Accounting Officer.  The shares were valued using the closing stock price on the date of issue, pursuant to which the stock was valued at $3.83 at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Howard was valued at $383,000.

On July 21, 2004, we issued 100,000 shares of restricted common to Harry Zhang, our Chief Accounting Officer of our wholly owned subsidiary.  The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $3.83 at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Zhang was valued at $383,000.

On September 1, 2004, we issued stock options, for an aggregate of 100,000 options to Dreamvest, LLC pursuant to a consulting agreement.  The options have an exercise price of $2.69 and were valued using black-scholes option pricing model for a charge of approximately $173,000.

On September 10, 2004, we issued 83,334 shares of restricted common shares to Peter Cunningham, our Chief Executive Officer pursuant to his employment agreement.  The shares were valued at $3.83 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Cunningham was valued at $319,169.

In October 2004, we engaged Byrle Lerner, a beneficial owner of more than five percent of our common stock (6.44%), to provide consulting services to AXM Pharma.  Mr. Lerner will receive 60,000 restricted common shares and 100,000 options to purchase our common stock at $2.15 per share for his services.  The current agreement with Mr. Lerner is for one year and is terminable by either Mr. Lerner or us upon thirty days written notice.

In October 2004, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year.  Aurelius is entitled to receive 12,500 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The initial 12,500 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.29 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $28,625.

In October 2004, we agreed to issue Mirador Consulting 30,000 restricted common shares pursuant to a consulting agreement with a 3 month term that may be renewed upon the written consent of both Mirador and us. The agreement is for corporate consulting and investor relations services.  The 30,000 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.15 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $64,500.

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

On April 30, 2003, we issued 150,000 shares of restricted Common Stock to Madden Consulting, Inc. pursuant to a consulting agreement.  The services provided are public relations consulting.

Convertible Preferred Stock

AXM Pharma is authorized to issue up to 12,000,100 shares in aggregate of preferred stock, and has to date designated 3 series, which are summarized below:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	10,000,000	$ 2.00	Yes	n/a	1 for 1
Series B	2,000,000	2.25	Yes	n/a	1 for 1
Series C	100	425,000	Yes	6%	705,882 for 1

Dividends are payable semi-annually in January and June for Series C.  Accrued but unpaid dividends do not pay interest.

Voting.  The holder of each share of the Series A, B and C Preferred Stock  shall be entitled to the number of votes equal to the number of shares of Common  Stock  into  which  such  share of  Series A  Preferred  Stock  could be converted  for  purposes  of  determining  the  shares  entitled  to vote at any regular, annual or special meeting of shareholders of AXM Pharma, and shall have voting rights and powers equal to the voting rights and powers of the Common Stock.

On December 31, 2003, we issued 860,000 shares of our Series B preferred stock, at a price per share of $2.25 and 1,000,000 warrants.  Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences.  Each warrant entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share.  Holders of our warrants may also exercise the warrants through a cashless exercise under certain circumstances.   In addition, we issued to TN Capital Equities, our placement agent, a five-year warrant to purchase up to 86,000 shares of our preferred stock for $2.25 per share and up to 100,000 warrants to purchase shares of our common stock upon exercise at $3.00 per share, on a pro-rata basis to the number of shares of preferred stock purchased.  The proceeds were received in January 2004.

In connection with the transaction, AXM Pharma recorded a deemed dividend of $1,733,973 for the beneficial conversion feature embedded in the preferred stock and a deemed dividend of $158,476 for the beneficial conversion feature embedded in the warrants in 2003.

On June 24, 2004, we issued 30.425 shares of our Series C preferred stock, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share to accredited investors pursuant to a private equity financing.  Each share of the preferred stock is convertible into a number of fully paid and non-assessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share.  In addition, we issued to HC Wainwright, our placement agent, a three-year warrant to purchase up to 3 shares of our Series C Preferred Stock at a price of $100,000 per share and up to 35,793 (53,691) warrants on a pro-rata basis to the number of shares of Preferred Stock purchased upon exercise.  We also issued 53,691 warrants to The Shemano Group, our co-placement agent.  Total proceeds were approximately $2,770,000, net of expenses.

In connection with the transaction, AXM Pharma recorded a deemed dividend of $1,413,374 for the beneficial conversion feature embedded in the preferred stock.

On August 21, 2003, and September 12, 2003, AXM Pharma issued 2,750,000 shares of our Series A preferred stock at a price per share of $2.00 and 2,750,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share, to two accredited investors pursuant to a private equity financing.  Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences.   We also issued a five-year warrant to purchase up to 275,000 units, each unit consisting of one share of preferred stock and one Warrant at an exercise price of $2.00 per unit to TN Capital Equities, Ltd., our placement agent in connection with the private equity financing.

In connection with the transaction, AXM Pharma recorded a deemed dividend of $2,933,137 for the beneficial conversion feature embedded in the preferred stock and a deemed dividend of $130,362 for the beneficial conversion feature embedded in the warrants in 2003.  AXM Pharma recorded a deemed dividend of $850,609 for the beneficial conversion feature embedded in the warrants in 2004.

Stock Options

In January of 2004, our Board of Directors approved the “2004 Qualified and Nonstatutory Stock Option Plan.” The Board of Directors reserved 3,000,000 shares of AXM Pharma’s common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM Pharma. Our Board of Directors authorized the issuance of 2,140,000 options to employees and directors.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, January 1, 2003	--	$ --
Granted	--	--
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2003	--	--
Granted	2,140,000	4.08
Exercised	--	--
Forfeited	--	--
Expired	--	--
Outstanding, December 31, 2004	2,140,000	$ 4.08
Exercisable, December 31, 2004	2,140,000	$ 4.08

At December 31, 2004, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.72 to $4.14, respectively.  The weighted average grant date fair value of the options issued in 2004 amounted to $2.66.

NOTE 7 – SHORT-TERM NOTES PAYABLE

AXM Pharma has outstanding loans due of $1,001,668 at December 31, 2004.  The notes bear interest at 24% and are due upon demand.

NOTE 8 – INCOME TAXES

AXM Pharma is incorporated in the PRC which is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws''). Under the Income Tax Laws, foreign investment enterprises ("FIE'') generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years.  As of December 31, 2004, AXM Pharma had not attained profitable operations for tax purposes.

For the years ended December 31, 2004 and 2003, AXM Pharma incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,000,000 at December 31, 2004, and will expire in the years 2007 through 2024.

Deferred income taxes consist of the following at December 31, 2004:

Long-term:
Net operating loss	$ 4,000,000
Valuation allowance	(4,000,000)
$________-

NOTE 9 – MAJOR DISTRIBUTOR

AXM Pharma had one distributor that accounted for 100% of net revenues for the years ended December 31, 2004 and 2003, respectively.

AXM Pharma will maintain allowances for estimated potential bad debt losses and will revise its estimates of collectibility on a periodic basis.  There is no history of bad debt experience with the distributor and collection of the receivable is reasonably assured.

AXM Pharma products are sold by a third party distributor to hospitals and hospital distributors.  The slow down of the pharmaceutical industry globally will have a material adverse effect on AXM Pharma’s business. AXM Pharma had one primary distributor and the loss of this distributor could cause AXM Pharma’s business to suffer while they are finding new distributors.

NOTE 10– RELATED PARTY TRANSACTIONS

In October 2004, we engaged Byrle Lerner, a beneficial owner of more than five percent of our common stock (5.55%), to provide consulting services to AXM Pharma.  Mr. Lerner will receive 60,000 restricted common shares and 100,000 options to purchase our common stock at $2.15 per share for his services.  The current agreement with Mr. Lerner is for one year and is terminable by either Mr. Lerner or us upon thirty days written notice.

In October 2004, we engaged Aurelius Consulting to provide marketing and investor relations services. The initial term of the agreement is one year.  Aurelius is entitled to receive 12,500 shares of our restricted common stock per quarter during the term of its agreement, in consideration for their services. The initial 12,500 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.29 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $28,625.

In October 2004, we agreed to issue Mirador Consulting 30,000 restricted common shares pursuant to a consulting agreement with a 3 month term that may be renewed upon the written consent of both Mirador and us. The agreement is for corporate consulting and investor relations services.  The 30,000 shares were paid on behalf of AXM Pharma by Byrle Lerner in a private transfer.  The shares were valued at $2.15 per share, the market price for shares of our common stock at the time of transfer.  Therefore, the total aggregate value of the transaction recognized by AXM Pharma was $64,500.

AXM Pharma has a consulting agreement with TriPoint Capital Advisors, LLC, a company in which Mark Elenowitz, a director and significant shareholder of AXM Pharma, indirectly owns a 40% interest.  AXM Pharma is required to pay TriPoint a monthly fee of $17,500.  The current agreement between Tripoint Capital Advisors and AXM Pharma is for a one-year term and is terminable by either party with 30 days notice.  The one-year term expires on August 24, 2005.

In September 2003, we engaged Amaroq Capital, LLC, to provide advice regarding business development and to identify and review potential merger and acquisition candidates in Asia.  Amaroq Capital will be paid $7,500 per month for its services and is entitled to receive additional compensation in connection with mergers or acquisitions that it identifies or for which it provides substantive assistance to AXM Pharma.  The current agreement with Amaroq Capital is for a six- month term and is terminable only upon the mutual written consent of AXM Pharma and Amaroq Capital.  Amaroq Capital is owned by Joseph Cunningham, brother of Peter Cunningham, our President and Chief Executive Officer.

NOTE 11 - VALUE ADDED TAX PAYABLE

AXM Pharma is subject to Chinese value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.

NOTE 12 - DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China’s foreign investment enterprises, AXM Pharma is required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves.

The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. AXM Pharma may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of the employees of AXM Pharma. The enterprise expansion reserve is used for the expansion of AXM Pharma and can be converted to capital subject to approval by the relevant authorities. AXM Pharma did not record any reserves in 2004 and 2003.  AXM Pharma incurred losses under accounting principles generally accepted under the PRC.  Therefore, AXM Pharma was not required to record such reserves.  No such adjustments are required under accounting principles generally accepted in the United States of America in 2004 and 2003.

NOTE 13 - EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

AXM Pharma’s employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees.  AXM Pharma is required to make contributions to the state retirement plan based on 19% of the employees’ monthly basic salaries.  Because AXM Pharma only has temporary staff for the years ended 2004 and 2003, AXM Pharma is not obligated under any contributions to the state retirement.  AXM Pharma does not have any other post retirement benefit plans and does not provide any post-employment benefits.

NOTE 14– COMMITMENTS

Operating Leases

Our corporate offices are located in Las Vegas Nevada.  The current rent for these premises is $2,300 per month.  Our lease expires on February 28, 2006.

Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The People’s Republic of The Peoples Republic of China.  The current rent for these facilities is US$2,917 per month and our lease expires in October 2007.

Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
2005	$ 62,604
2006	39,604
2007	29,170
Total	$ 131,378

Employment Agreements

Mr. Cunningham’s employment agreement has not yet been finalized.  Mr. Cunningham is President of International Sales, and will receive $10,000 per month during his one-year contract with AXM for this position.  The Board has also approved a three-month severance package for Mr. Cunningham in the event he is terminated other than for cause.  Additionally, Mr. Cunningham will receive 3% of net sales based upon a projected budget that he is to prepare and submit to the Board.  Mr. Cunningham also has the opportunity to receive 5% of net sales if he retains any sales over the stated budget.  At this time, no budget has been finalized.

Chet Howard became our Chief Executive Officer on February 1, 2005.  Mr. Howard was, and will continue to act as our Chief Financial Officer until we find an adequate replacement.  Mr. Howard shall be paid a base salary of $240,000 per year, distributed in equal monthly installments.  Mr. Howard also received a $60,000 signing bonus.  In addition, Mr. Howard is entitled to receive 250,000 incentive employee stock options per year, vesting quarterly.

The Company entered into an employment agreement with Mr. Kong on March 31, 2005; Mr. Kong shall begin his employment on May 1, 2005, the Effective Date.  The term of the agreement is for one (1) year beginning on the Effective Date, but may be extended by the mutual agreement of the parties and, unless terminated in writing at least thirty (30) days prior to the expiration of the initial term, shall automatically renew for an additional one-year term on the first anniversary of the Effective Date and on each successive anniversary of the Effective Date unless terminated in writing similarly to the procedure stated above.    Mr. Kong’s base salary will be $20,000 per month

See accompanying summary of accounting policies and notes to financial statements