Form 10-Q
period 2005-03-31
AXM PHARMA INC
filed 2005-05-16
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-31886

AXM Pharma, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-0745214 IRS Employer Identification No.)

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

Yes    X               No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ⁭   No  x

As of March 31, 2005, there   were 19,254,673 shares of Common Stock outstanding, 950,000 shares of Series A Preferred Stock  outstanding and 20.425 Shares of Series C Preferred Stock outstanding.  All stock par value is $.001.

PART I - FINANCIAL INFORMATION	3

Item 1. Financial Statements Note:

Balance Sheet at March 31, 2005 (unaudited)	3

Unaudited Statements of Operations for the three month periods ended March 31, 2005, and 2004	4

Unaudited Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004	5

Notes to Financial Statements	6

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION	6

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	6

NOTE 3 – STOCK ISSUANCES	11

Item 2 –Management’s Discussion and Analysis of Results of Operations and Financial condition	7

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	15

Item 4 – Controls and Procedures	16

PART II - OTHER INFORMATION	17

Item 1. LEGAL PROCEEDINGS	17

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS	17

Item 3. DEFAULTS UPON SENIOR SECURITIES	17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

Item 5. OTHER INFORMATION	18

Item 6. EXHIBITS	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXM PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$453,325	$1,255,681
Accounts Receivable, net of allowance	225,403	30,750
Inventory	2,102,272	2,002,130
Advances, Suppliers	468,803	442,121
Other Current Assets	32,983	0

Total Current Assets	3,282,786	3,730,682

Property & Equipment, Net	7,268,571	7,160,376
Licenses	1,449,888	1,449,888

TOTAL ASSETS	$12,001,245	$12,340,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short Term Loan	$3,043,593	$1,001,668
Value Added Tax Payable	(21,027)	3,015
Accounts Payable and accrued expense	3,826,774	4,342,013

Total Current Liabilities	6,849,340	5,346,696

STOCKHOLDERS' EQUITY
Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized,
950,000 shares issued and outstanding	950	1,675
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares issued and outstanding	-	-
Series C Preferred stock, $.001 par value, 100 shares authorized,
20 shares issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
19,314,673 shares issued and outstanding	19,315	18,036
Additional paid-in capital	27,501,871	26,242,477
Accumulated deficit	(22,370,231)	(19,267,938)

Total Equity	5,151,905	6,994,250

Liabilities and Equity	$12,001,245	$12,340,943

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	March 31,

	2005	2,004

Revenues	$28,260	$1,119,394

Cost of Revenues	23,475	580,330

Gross Profit	4,785	539,064

General, Administrative and Selling:
Cash	1,847,130	1,264,229
Non-cash	1,259,948	1,769,828

Total general, administrative and selling	3,107,078	3,034,057

Net Loss	$(3,102,293)	$(2,494,993)

Net Loss applicable to common shareholders:
Net loss	(3,102,293)	(2,494,993)
Beneficial conversion features of preferred
stock	0	(947,628)
Deemed dividend from beneficial
conversion feature of warrants	(107,015)	(137,389)

Net loss applicable to common shareholders	$(3,209,308)	$(3,580,010)

Net Loss per share:
Basic and diluted	$(0.17)	$(0.25)
Weighted averaged shares outstanding:
Basis and diluted	18,727,617	14,195,531

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,102,293)	$(2,494,993)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued for services and interest	1,259,948	1,769,828
Depreciation and amortization	15,598	9,639
Changes in assets and liabilities:
Accounts receivable	(194,653)	1,760,595
Advances, suppliers	(26,682)	1,105,766
Inventories	(148,628)	(681,791)
Accounts payable and accrued expenses	(515,334)	(268,162)
Value added tax payable	(24,042)	(1,569,632)

CASH FLOWS USED IN OPERATING ACTIVITIES	(2,736,086)	(368,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(108,195)	(314,741)

CASH FROM FINANCING ACTIVITIES
Proceeds from sale of stock	-	2,598,032
Proceeds from bank loans	2,041,925	-

CASH FROM FINANCING ACTIVITIES

NET INCREASE IN CASH	(802,356)	2,274,541

Cash, beginning of period	1,255,681	2,950,782

Cash, end of period	$453,325	$5,225,323

See accompanying notes to financial statements.

AXM PHARMA, INC.

(FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

The balance sheet of AXM Pharma, Inc. as of March 31, 2005, the related consolidated statement of operations for the three months ended March 31, 2005, and the consolidated statement of cash flows for the three months ended March 31, 2005 included in the consolidated financial statements have been prepared by us without audit. In management’s opinion, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 and reported in our most recent Form 10-KSB, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of our Business

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company based in The People’s Republic of China. We are a publicly listed company trading under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in the People’s Republic of China.  Our business in the People’s Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the Northeastern portion of the People’s Republic of China.  AXM Shenyang and its predecessor company, Shenyang Tiawei Pharmaceutical Factory, Ltd., have an operating history of approximately 10 years.  AXM Shenyang has historically been a manufacturer and distributor of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales.  AXM Shenyang’s plant was decommissioned in 2002 due to significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial, residential neighborhood. In April 2004, AXM Shenyang applied for national renewal of its 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China.  We have received confirmation that the State Food and Drug Administration has renewed 42 of these licenses, including all of those that we have historically commercialized.  We recommenced production of Asarone and Weifukang and started the production of Whisper, our Feminine Hygiene Wash at the end of the current quarter.

Our subsidiary, AXM Shenyang, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company’s management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing a Wholly Foreign Owned Enterprises include:

  Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of a Chinese partner;
  Ability to carry on business rather than just a representative office function;
  Ability to issue invoices to their customers in Renminbi (Chinese Currency) and receive Renminbi revenues;
  Ability to convert Renminbi profits to US dollars for remittance to their parent company outside China;
  Ability to employ staff directly within China;
  Protection of intellectual know-how technology;
  Greater efficiency in its operations, management and future development; and
  No requirement to share profits with another party; and

In summary, the key differences between a Wholly Foreign Owned Enterprises and an equity or cooperative joint venture are that the joint venture business structure requires profit sharing between the stake holders, significant involvement in operational and business matters by the Chinese stake holders, indirect representation in business matters and much less effective and efficient cooperation between the stake holders. Typically, the foreign party to a Chinese joint venture experiences significantly less control over the business structure than if the foreign party forms a Wholly Foreign Owned Enterprise or converts an existing joint venture into a Wholly Foreign Owned Enterprise. Because the Wholly Foreign Owned Enterprise business structure is relatively new compared to the joint venture structure, fewer than 5% of foreign firms currently operate as Wholly Foreign Owned Enterprises.  It is anticipated that newly formed businesses will likely choose the use of the Wholly Foreign Owned Enterprise structure over the joint venture structure. It is also anticipated that existing joint ventures are likely to migrate their corporate structures to Wholly Foreign Owned Enterprises over the next five years.

NOTE 3 – STOCK ISSUANCES

Common Stock Issued for Stock-Based Compensation

We periodically issue common stock for services rendered.  Common stock issued is valued at the estimated fair market value, as determined by management and our board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending March 31, 2005, we issued 350,000 shares of common stock for services valued at $959,000.

On March 31, 2005 we issued 350,000 shares of restricted common stock to Madden Consulting as compensation for investor relations consulting services.  The stock was valued at $2.74 per share, the closing stock price on the date of issuance, the Company recognized $959,000 in expenses for the issuance of this stock.

The Company applies and intends to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.

The Company did not issue any stock options in the Quarter ended March 31, 2005.  There was no effect on net income and earnings per share if AXM Pharma, inc. had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Conversions of Preferred Stock

During the quarter ended March 31, 2005 the Company issued shares of common stock in connection with the following conversions of its Preferred Stock.  AXM Pharma issued 94,117 shares of common stock for the conversion of 4 shares of Series C Preferred Stock.  We also issued 725,000 shares of common stock for the conversion of 725,000 shares of Series A Preferred.

Accounting for Stock-Based Compensation

We account for stock-based compensation issued to employees and advisors of the Company using the intrinsic value based method as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

In October 1995, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  This standard, if fully adopted, changes the method of accounting for employee stock-based compensation plans to the fair value based method.  For stock options and warrants, fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option or warrant and the annual rate of quarterly dividends.  Compensation expense, if any, is recognized over the applicable service period, which is usually the vesting period.

In March 2000, the FASB issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25.”  FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000.  The adoption of FIN 44 did not have a material effect on the financial statements.

The adoption of the accounting methodology of SFAS 123 is optional and we have elected to continue accounting for stock-based compensation issued to employees using APB 25, as amended by FIN 44; however, pro forma disclosures, as if we adopted the cost recognition requirements under SFAS 123, are required to be presented (see below).  For stock-based compensation issued to non-employees, the Company values these grants at fair value as defined in SFAS 123, FIN 44 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

Stock Option Plans

In April of 2004, our Shareholders approved the “2004 Qualified and Nonstatutory Stock Option Plan.” The Board of Directors reserved 3,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM. On April 29, 2004, our shareholders approved and ratified the issuance of 2,040,000 options to employees, directors and consultants.  On February 1, 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which will replace the 2004 Plan.  Our shareholders approved the 2005 Plan at our Special Meeting on March 10, 2005.   Shares available under the 2005 Plan include 5,000,000 shares of our common stock, plus all shares remaining available for issuance under the 2004 Plan.  At the time of filing this report, 650,000 options have been issued under the 2005 Plan.

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

Convertible Preferred Stock

Convertible Preferred Stock that AXM Pharma issues is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants.  This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted.  The beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised.  The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models.  The beneficial conversion feature is limited to the total proceeds received.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

During the three-month period ended March 31, 2005 we started to generate product sales again with the newly completed factory generating product sales of $28,260 compared to revenues from product sales for the three-month period ended March 31, 2004 of $1,119,394.  This represents a sales decrease of $1,091,134 from the three-month period ended March 31, 2004. The sales for the comparable period last year were sales generated through distributing products not manufactured by the Company.  With the completion and certification of our new factory in January 2005 we switched to manufacturing and marketing our own products.

We began producing and selling these products in this quarter ended March 31, 2005.   Sales for this quarter reflect the production of just one product, Whisper Feminine Hygiene Wash.  The Company is now producing three products, Tong Yang, an anti-fatigue functional food; Whisper feminine Hygiene Wash and Asarone a respiratory infection and inflammation treatment product.

We have also received our first purchase orders for Sunkist co-branded products for distribution in Hong Kong, Shanghai and Taiwan.  These orders are for approximately $2.9 million and are currently being produced and should be delivered to our distributor in late May.  These items include Chew Chew Vites, Chew Chew Calcium, Orange Leaf Vitamin C Strips, Lemon Leaf Echinacea; all Sunkist labeled products. In additions we will ship a private labeled product, a mint caffeine leaf strip.

The gross profit for the three months ended March 31, 2005 was $4,785 compared to $539,064 for the three-month period ended March 31, 2004, a decrease of $534,279. The entire difference is attributable to the lesser sales.

During the quarter ended March 31, 2005 we had total general and administrative expense of $3,102,293 compared to $3,034,057 for the comparable period in 2004, an increase of $73,021.  In the same period we incurred $1,259,948 in non-cash general and administrative expense as compared to $1,769,828 in the comparable period last year.  Non-cash expense is where we pay for services (e.g. financing consulting and investor relations services) using shares of our common stock. In the past the Company took advantage of these opportunities to conserve cash.

Our net loss for the three months ended March 31, 2005 were $ 3,102,293 as compared to $2,494,993 for the comparable period in 2004, or an increase of $613,085.  Our net loss applicable to common shareholders was $ 3,209,308 compared to $3,580,010 for the three Months ended March 31, 2004, or a decrease of $ 370,702 ..  The difference is attributable to approximately $1.1 million in beneficial conversion features of preferred stock in the comparable period in 2004.

Liquidity and Capital Resources

At March 31, 2005, we had total assets of $12,001,245 compared to total assets of $12,340,946 at December 31, 2004.  Cash was $453,325 as of March 31, 2005, a decrease of $802,356 from the $1,255,681 cash on hand as of December 31, 2004.    Cash used in operations was $2,736,086. Accounts receivable was $225,403 at March 31, 2005, an increase of $194,653 from the $225,403 at December 31, 2004.  Inventories increased $100,140 to $2,102,272 from the $2,002,130 at December 31, 2004.     Total liabilities at March 31, 2005 were $ 6,849,340 , an increase of $ 1,502,644 from the $5,346,696 at December 31, 2004.  Accounts payable and accrued liabilities were $ 3,826,774 at March 31, 2005, a decrease of $ 515,239 from the $4,342,013 at December 31, 2004.

From December 31, 2004, to March 31, 2005, our cash and cash equivalents decreased by approximately $802,356.  This was primarily due to the cash general and administrative expense of $1,847,130 and the obtaining of a bank note in the amount of 20 million RMB (US$2,416,422) by our subsidiary in Shenyang.

On January 17, 2005 our subsidiary secured a loan from the Shanghai Pudong Development Bank in the aggregate amount of  $2,041,925 consisting of a note secured by the factory assets of our facility in Shenyang, Peoples Republic of China.  This note bears an annual interest rate of 6.417% and is due and payable one year from date of inception.

Please refer to the Recent Developments section for details of a private placement funding closed after the end of this reporting period.

With the recently completed financing we currently have sufficient cash to cover all operations, including building our inventory to meet the existing backlog of purchase orders for the next three months.  At that point the Company will have to obtain additional financing either through increased bank borrowing against our inventory and executed purchase orders, or by exercising of outstanding warrants from previous financing.  There is no guarantee that we will be successful in obtaining these additional financing and should we not be able to do so the Company would be forced to curtail operations to conserve cash and that could possibly result in lower sales than we currently anticipate.  We are not currently in a position to call any of our outstanding warrants.  However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants.  In the event that these warrants were called and converted we would receive gross proceeds of approximately $18.5 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas.  Should we be forced to do this it could have an impact on the anticipated future sales and earnings.

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

Recent Developments

The 20million RMB, $2,041,925 US, loan has an annual interest rate of 6.417%.    The loan has a one-year term, beginning on January 14, 2005 and ending on January 11, 2006.  Pursuant to the terms of the Loan, our subsidiary may either withdraw the Loan amount in installments or in one lump sum, assuming the formalities for lump sum withdrawal have been met.  Interest on the loan will be paid on the 20th day of the third month of each quarter of a calendar year. If the loan is in foreign currency, the days for computing interest shall include the last day for reimbursement of the loan under the agreement.  The Loan is guaranteed by the following properties through a Mortgage Agreement between AXM (Shenyang) and the Development Bank: the engineering project under construction and the land-use right of the state-owned land, located at No.2 –101 to 2-107, Feiyun Road, Hunnan New District, Shenyang   City.

In January we completed construction on several key facilities within our new factory, including our Ointment/Cream facility and the Solid Dosage facility, we also received our Chinese Good Manufacturing Practices certification for these facilities.

During the three months ended March 31, 2005 final negotiations were completed with Zuellig Companies, a major distributor of over-the-counter products in Asia, to distribute our Sunkist co-branded products in Hong Kong, Taiwan and Shanghai.  We have received purchase orders totaling approximately $2.9 million from Zuellig Companies and the six products covered by these purchase orders are currently being manufactured in our contracted manufacturers located in the US and China.  We anticipate shipping these products in late May and recording our first sales for our Sunkist labeled products at that time.  We intend to expand our marketing area for Sunkist labeled products into Singapore and Thailand in the third and fourth quarters of 2005.

On April 20 2005, AXM Pharma completed a private financing, which we began on April 19, 2005, with 9 accredited investors.  We accepted total subscriptions in the amount of $3,425,000 for a total of 6.85 units.  Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent were approximately $3,067,500.  Each unit consists of one $500,000 secured promissory note, which notes are convertible at $2.10 per share; three hundred thousand (300,000) common stock purchase warrants (Series A Warrants), which are exercisable at $2.90 per share; three hundred thousand (300,000) special common stock purchase warrants (Series B Warrants), which are exercisable at $3.50 per share; and, a Series C Warrant , exercisable at $2.10 per share, to purchase an amount of common stock equal to one hundred percent (100%) of the number of conversion shares issuable upon conversion of such purchaser’s note .   The Series A Warrants and the Series B Warrants expire five (5) years following the closing date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the conversion shares and warrant shares.

Risks and Uncertainties

All of the following risks may impair our business operations.  If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and one may lose all or part of your investment.  Additional risks include:

•

We may not be able to adequately protect and maintain our intellectual property.

•

We may not be able to obtain regulatory approvals for our products or reimbursement from the sale of our products.

•

Our dependence on certain local third parties may impact our ability to control certain aspects of our operations.

•

We may have difficulty competing with larger and better financed companies in our sector.

•

New legislative or regulatory requirements may adversely affect our business and operations.

•

We are dependant on certain key existing and future personnel.

•

Our growth is dependent on our ability to successfully develop, acquire or license new drugs.

•

We may be subject to product liability claims in the future.

•

Changes in the laws and regulations in The Peoples Republic of China may adversely affect our ability to conduct our business.

•

We may experience barriers to conducting business due to governmental policy.

•

Capital outflow policies in The Peoples Republic of China may hamper our ability to remit income to the United States.

•

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

•

We may face obstacles from the communist system in The Peoples Republic of China.

•

We may have difficulty establishing adequate management, legal and financial controls in The Peoples Republic of China.

•

Trade barriers and taxes may have an adverse affect on our business and operations.

•

There can be no guarantee that The Peoples Republic of China will comply with the membership requirements of the World Trade Organization.

•

A future outbreak of Severe Acute Respiratory Syndrome (SARS) or similar virus may adversely impact our operations and the operations of our contract manufacturers and distributors.

•

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

•

The fact that our directors and officers own approximately 42 % of our capital stock may decrease the influence on shareholder decisions.

•

The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

Item 3

Quantitative and Qualitative Disclosures about Market Risk

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of April 2005, our common stock traded an average of approximately 70,875 shares per day.  As of May 13 , 2005, the closing bid price of our common stock on the American Stock Exchange was  $ 1.25 per share.  As of May 13 , 2005, we had approximately 143 shareholders of record not including shares held in street name.  In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

The fact that our directors and officers own approximately 41.78% of our capital stock may decrease your influence on shareholder decisions.

Our executive officers and directors, in the aggregate, beneficially own approximately 41.78% of our capital stock.  As a result, our officers and directors, will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

The outstanding warrants may adversely affect AXM Pharma in the future and cause dilution to existing Shareholders.

There are currently 10,096,930 warrants outstanding.  The terms of these warrants expire as early as 2007 and as late as 2010.  The exercise price of these warrants range from $2.90 to $5.50 per share, subject to adjustment in certain circumstances.  The holders of the warrants have until August 21, 2008, September 12, 2008, December 31, 2008, June 24, 2007, and April 19, 2010 respectively, to exercise their warrants.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.   Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.

 Legal Proceedings

In February 2005, we were notified that Don Bates, our Chinese Good Manufacturing Practices consultant hired counsel to pursue collection of outstanding invoices we allegedly owe him.  Mr. Bates is claiming that $408,275.00 is due to him.  Management is evaluating Mr. Bates’ claim and currently plans to negotiate an amicable settlement with Mr. Bates if possible. Although management has not determined the claim amount that it believes to be valid, it has accrued the full amount allegedly due in the event that it is ultimately determined that such amount is due to Mr. Bates.

Our subsidiary obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and December 29, 2004, through a series of short term non—recourse loans from ten individual Chinese lenders.  Our subsidiary is in default of these loans.  Although these loans are not secured by any of our property or assets, we could be subject to lawsuits if they are not paid.  Currently, no lawsuits regarding these loans have been initiated and we are not aware that any such lawsuits are being contemplated by any of the lenders.

Other than as disclosed herein, we are not a party to any material legal proceeding and no such proceeding is known to be contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)

Unregistered Sales of Equity Securities

(i)

On March 31, 2005 we issued 350,000 shares of restricted common stock to Madden Consulting in compensation for services to be performed in advising the Company on investor relations matters.  The Company recorded an expense of $959,000 based on the closing stock price of $2.74 per share on the date of issuance.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

(ii)

On April 20 2005, AXM Pharma completed a private financing, which we began on April 19, 2005, with 9 accredited investors.  Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent were approximately $3,067,500.  8,109,116 shares of common stock are issuable pursuant to the financing if all of the notes issued are converted and all of the warrants issued, including the placement agent warrants, are exercised.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

(b)

Not Applicable.

(c)

Not Applicable.

ITEM 3. Defaults upon Senior Securities

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 10, 2005 we held a Special Meeting to obtain shareholder approval of our 2005 Equity Incentive Plan and the issuance of up to 6,500,000 shares below current market prices.  9,728,477 shares of Common Stock were cast for and 595,477 shares were cast against the 2005 Equity Incentive Plan.  9,865,637 shares of Common Stock were cast for and 472,717 shares were cast against the issuance of up to 6,500,000 shares below market prices. Accordingly, both proposals were approved.  There were no broker non-votes or abstentions.

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

At the time of the proxy we only had sufficient funds to maintain operations at their present level through the end of March 2005.  However, to maintain our operations after that time, to fulfill our planned expansion in sales territory, to implement the required systems and fund our working capital needs, we needed to raise approximately  $8 million in additional funds. Without a significant change in sales and operating gross profits, our only source of significant additional funds to meet future operating expenses and plans was the sale of our securities or debt financing of our factory and equipment in Shenyang.  To raise sufficient funds to maintain our operations, we realized that we would need to offer and sell shares of our common stock, or other securities that are convertible into or exercisable for shares of common stock, at a sale price (or having a conversion price or exercise price) per share less than the market value of our common stock at the time of issuance.  Such an issuance requires shareholder approval under Rule 713 of the Listing Standards, Policies and Requirements of the American Stock Exchange, on which our common stock is listed.

We accepted subscriptions for a specific private financing on the 19th and 20th of April 2005.  The securities involved therein are convertible or exercisable for shares of common stock at a price per share less than the market value of our common stock at the time of issuance.  After accepting these subscriptions, the AMEX informed us that the solicitation and shareholder approval we obtained pursuant to the March 10, 2005 Special Meeting was a blanket solicitation and approval and therefore will not satisfy the stockholder approval requirements of Rule 713 for the April financing.  Accordingly, we will not issue any shares pursuant to the March 10, 2005 shareholder approval and will solicit votes from our shareholders to approve the specific terms of the April financing with a Special Meeting to be held June 15, 2005.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

10.1	Consulting Agreement with Madden Consulting

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16 , 2005                      AXM PHARMA, INC.

   By:    /s/  Chet Howard

                                                      Chet Howard,

                                                      Chief Executive Officer

 Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER and ACTING CHIEF FINANCIAL OFFICER

I, Chet Howard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXM Pharma, Inc.

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

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

 Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 16 , 2005

/s/  Chet Howard

Chet Howard

Chief Executive Officer

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Chet Howard, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/  Chet Howard

Chet Howard,

Chief Executive Officer

Acting Chief Financial Officer

May 16 , 2005