Form 10-Q
period 2005-06-30
AXM PHARMA INC
filed 2005-08-15
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-31886

AXM Pharma, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0745214
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

US Representative Office

  7251 West Lake Mead Blvd., Suite 300, Las Vegas, NV   89128

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

As of August 11, 2005, there   were 19,564,085 shares of Common Stock outstanding, 838,200 shares of Series A Preferred Stock  outstanding and 17.425 Shares of Series C Preferred Stock outstanding.  All stock par value is $.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXM PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$559,382	$1,255,681
Accounts Receivable, net of allowance	3,253,055	30,750
Inventory	2,186,815	2,002,130
Advances, Suppliers	1,000,770	442,121
Other Current Assets	2,980	0

Total Current Assets	7,003,452	3,730,682

Property & Equipment, Net	7,661,524	7,160,376
Licenses	1,499,888	1,449,888

TOTAL ASSETS	$16,164,864	$12,340,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short Term Loan	$3,273,161	$1,001,668
Value Added Tax Payable	18,998	3,015
Accounts Payable and accrued expense	3,815,031	4,342,013

Total Current Liabilities	7,107,190	5,346,696

Long Term Notes	372,184	0

STOCKHOLDERS' EQUITY
Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized,
938,200 shares issued and outstanding	938	1,675
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares issued and outstanding	-	-
Series C Preferred stock, $.001 par value, 100 shares authorized,
17.425 shares issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
19,564,085 shares issued and outstanding	19,564	18,036
Additional paid-in capital	30,855,810	26,242,477
Accumulated deficit	(22,190,822)	(19,267,938)

Total Equity	8,685,490	6,994,250

Liabilities and Equity	$16,164,864	$12,340,943

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$3,220,978	$978,663	$3,249,238	$2,097,628

Cost of Revenues	1,513,140	465,435	1,536,615	1,045,772

Gross Profit	1,707,838	513,228	1,712,623	1,051,856

General, Administrative and Selling:
Cash	728,224	3,199,679	2,575,354	4,568,693
Non-cash	301,266	1,666,800	1,561,214	3,331,800

Total general, administrative
and selling	1,029,490	4,866,479	4,136,568	7,900,493

Operating Income (Loss)	678,348	(4,353,251)	2,423,945	(6,848,637

Interest Expense	498,939	-	498,939	-

Net Income (Loss)	$179,409	$(4,353,251)	$(2,922,884)	$(6,848,637)

Net Income (Loss) applicable to
common shareholders:
Net Income (Loss)	$179,409	$(4,353,251)	$(2,922,884)	$(6,848,637)
Beneficial conversion features
of preferred stock	-	(827,838)	-	(1,775,466)
Deemed dividend from beneficial
Conversion of warrants	(107,015)	(84,051)	(214,030)	(221,440)

Net Income (Loss) applicable to
common shareholders	$72,394	$(5,265,140)	$(3,136,914)	$(8,845,543)

Net Income (Loss) per share:	$0.00	$(0.35)	$(0.17)	$(0.60)
Basic and diluted
Weighted averaged shares outstanding:
Basic and diluted	19,439,379	15,221,836	18,971,432	14,708,684

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,922,884)	$(6,848,637)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued for services and interest	1,580,124	3,331,800
Depreciation and amortization	47,916	20,100
Non-cash interest expense	372,184	-
Changes in assets and liabilities:
Accounts receivable	(3,222,305)	1,786,077
Advances, suppliers	(558,649)	917,520
Inventories	(184,685)	(732,259)
Accounts payable and accrued expenses	(526,982)	(192,044)
Value added tax payable	15,983	(2,239,162)

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,399,298)	(3,956,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(602,044)	(1,326,954)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,034,000	6,492,963
Proceeds from bank loans	2,271,493	-

CASH FROM FINANCING ACTIVITIES	5,305,493	6,492,963

NET INCREASE IN CASH	(695,849)	1,209,404

Cash, beginning of period	1,255,681	2,950,782

Cash, end of period	$559,832	$4,160,186

See accompanying notes to financial statements.

AXM PHARMA, INC.

(FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

The balance sheet of AXM Pharma, Inc. as of June 30, 2005, the related consolidated statement of operations for the three and six months ended June 30, 2005, and the consolidated statement of cash flows for the six months ended June 30, 2005 included in the consolidated financial statements have been prepared by us without audit. In management’s opinion, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 and reported in our most recent Form 10-KSB, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of our Business

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company with a subsidiary and plant located in The People’s Republic of China, a subsidiary located in Hong Kong and a branch office located in Taiwan. We are a publicly listed company trading under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical products in the People’s Republic of China, Hong Kong and Taiwan.  Our business in the People’s Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the Northeastern portion of the People’s Republic of China.  AXM Shenyang and its predecessor company, Shenyang Tiawei Pharmaceutical Factory, Ltd., have an operating history of approximately 10 years.  AXM Shenyang has historically been a manufacturer of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales.  AXM Shenyang’s plant was decommissioned in 2002 due to significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial, residential neighborhood. In April 2004, AXM Shenyang applied for national renewal of its 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China.  We have received confirmation that the State Food and Drug Administration has renewed 42 of these licenses, including all of those that we have historically commercialized.  We recommenced production of Asarone and Weifukang and started the production of Whisper, our Feminine Hygiene Wash at the end of the beginning of the current quarter.

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

▪

Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of a Chinese partner;

▪

Ability to carry on business rather than just a representative office function;

▪

Ability to issue invoices to their customers in Renminbi (Chinese Currency) and receive Renminbi revenues;

▪

Ability to convert Renminbi profits to US dollars for remittance to their parent company outside China;

▪

Ability to employ staff directly within China;

▪

Protection of intellectual know-how technology;

▪

Greater efficiency in its operations, management and future development; and

▪

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

In the last quarter we opened a subsidiary in Hong Kong and a Branch Office in Taiwan for the purposes of sales and marketing of our Sunkist labeled over the counter vitamins and supplements which are part of our International Division administered from our corporate office in Las Vegas, Nevada.

NOTE 3 – STOCK ISSUANCES

Common Stock Issued for Stock-Based Compensation

We periodically issue common stock for services rendered.  Common stock issued is valued at the estimated fair market value, as determined by management and our board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ending June 30, 2005, we issued 95,000 shares of common stock for services valued at $261,250.

On April 1, 2005 we issued 40,000 shares of restricted common stock to Newbridge Securities as compensation for investor relations consulting services.  The stock was valued at $2.75 per share, the closing stock price on the date of issuance, the Company recognized $110,000 in expenses for the issuance of this stock.  On April 1, 2005 we issued 45,000 shares of stock to Zhu Ming and 10,000 shares of stock to Li Shuzhen, both at $2.75 per share and totaling $151,250 for services rendered in obtaining formulations for our factory in Shenyang.  We also issued 28,583 shares of common stock as dividends to Series C Preferred shareholders as payment of interest totaling $40,016 in lieu of cash payment.

We apply and intend to continue to apply the recognition and intrinsic value measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for those plans.

We did not issue any stock options in the quarter ended June 30, 2005.  There was no effect on net income and earnings per share if AXM Pharma, Inc. had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Conversions of Preferred Stock

During the quarter ended June 30, 2005 we issued shares of common stock in connection with the following conversions of its Preferred Stock.  We issued 11,700 shares of common stock for the conversion of 11,700  shares of Series A Preferred Stock.  We also issued 78,329 shares of common stock for the conversion of fractional shares of Series C Preferred.

Accounting for Stock-Based Compensation

We account for stock-based compensation issued to our employees and advisors using the intrinsic value based method as prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).  Under the intrinsic value based method, compensation is the excess, if any, of the fair value of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  Compensation, if any, is recognized over the applicable service period, which is usually the vesting period.

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

Stock Option Plans

In April of 2004, our Shareholders approved the “2004 Qualified and Non-statutory Stock Option Plan.” The Board of Directors reserved 3,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM. On April 29, 2004, our shareholders approved and ratified the issuance of 2,140,000 options to employees, directors and consultants.  On February 1, 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which will replace the 2004 Plan.  Our shareholders approved the 2005 Plan at our Special Meeting on March 10, 2005.   Shares available under the 2005 Plan include 5,000,000 shares of our common stock, plus all shares remaining available for issuance under the 2004 Plan.  At the time of filing this report, 687,500 common shares have been issued under the 2005 Plan.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No 25 "Accounting for Stock Issued to Employees," as amended by the Financial Accounting Standards Board Interpretaion No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company's common stock on the grant date. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

We did not issue any stock options to employees during the period ended June 30, 2005, therefore pro forma disclosures are not required for the six months ended June 30, 2005.

Convertible Preferred Stock

Convertible Preferred Stock that we issue is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants.  This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted.  The beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised.  The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models.  The beneficial conversion feature is limited to the total proceeds received.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Results of Operations

During the three-month period ended June 30, 2005 we entered into our first three international markets for our Sunkist labeled products.  The markets entered were Hong Kong, Taiwan and Shanghai.  This combined with the ramp up of our new factory in Shenyang, China enabled us to record the best sales quarter in our history.  Sales for the three months ended June 30, 2005 were $3,220,978, this represents a sales increase of $2,242,315, from the three-month period ended June 30, 2004.  Sales for the six month period ended June 30, 2005 were $3,249,238 compared to $2,097,628 for the six months ended June 30, 2004.  This represents an increase of $1,151,610.

The gross profit for the three months ended June 30, 2005 was $1,707,838 compared to $513,228 for the three-month period ended June 30, 2004, an increase of $1,194,610. This tripling of gross profit is attributable to the record sales for the quarter.  For the six months ended June 30, 2005 the gross profit was $1,712,623 or an increase of $660,767 over the comparable six month period last year.

During the quarter ended June 30, 2005 we had total general and administrative expense of $1,029,490 compared to $4,866,479 for the comparable period in 2004, a decrease of $3,836,989.  This general and administrative expense included $301,266 in non-cash general and administrative expense. For the sixth month period ended June 30, 2005, we had total general and administraive expenses of $4,136,568 compared to $7,900,493, a decrease of $3,763,925. This general and administrative expense included approximately $1,600,000 in non-cash general administrative expense.

The reason for the significant improvement in both cash and non-cash general and administrative expenses was the lack of significant consulting expense as compared to expenses incurred in the prior year as the factory was being constructed and we were setting up our infrastructure to enter our various sales markets.

Non-cash expense is where we pay for services (e.g. financing consulting and investor relations services) using shares of our common stock. In the past we took advantage of these opportunities to conserve cash.

During the quarter we incurred $498,939 in interest expense with $126,755 in interest on bank loans in our subsidiary in Shenyang China and $372,184 in interest charges relating to the debt discount on notes payable financing in April 2005.

We generated our first quarterly net profit two quarters ahead of management expectations.   For the three months ended June 30, 2005 we had net income of $179,409 compared to a loss of $4,353,251 for the three months ended June 30, 2004. This represents an improvement of $4,532,660.  Our net profit applicable to common shareholders was $72,394 compared to a loss of $5,265,140 for the three months ended June 30, 2004.  The net loss recorded for the six months ended June 30, 2005 was $(2,922,884) as compared to a net loss of $6,848,637 for the comparable period last year, or an improvement of $3,925,753.

This significant improvement in operating results was the result of the large sales increase and corresponding gross profit improvement coupled with the reductions in general and administrative expense with the reductions in factory completion related costs and resultant reductions in outside consulting expense.

Liquidity and Capital Resources

At June 30, 2005, we had total assets of $16,164,864 compared to total assets of $12,340,946 at December 31, 2004.  The increase of $3,823,918 is attributable primarily to the $3,425,000 in notes payable executed during the quarter which was used to increase sales and receivables.

Our cash was $559,832 as of June 30, 2005, a decrease of $695,849 from the $1,255,681 cash on hand as of December 31, 2004.  Cash used in operations was $5,399,398. Accounts receivable was $3,222,305, an increase of $1,786,077 from the $225,403 at December 31, 2004.  The increased receivables level is attributable entirely to the rapid increase in sales.  Inventories increased $184,685 to $2,186,815 from the $2,002,130 at December 31, 2004.  Total liabilities were $7,479,374, an increase of $2,132,678 from the $5,346,696 at December 31, 2004.  Accounts payable and accrued liabilities were $3,815,031, a decrease of $526,982 from the $4,342,013 at December 31, 2004.

On April 20, 2005 we completed a private financing with 9 accredited investors.  We executed notes totaling $3,425,000.  Net proceeds from the issuance of the notes after offering costs were approximately $3,034,000. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note; three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrant s were issued with an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s notes at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.  The value of these warrants and the fees paid were recorded as a discount to the notes and are being amortized over the term of the notes using the effective interest method.

Please refer to the Recent Developments section of this item for details of financing received as a result of a Special Warrant Offer extended to investors in our July 9, 2005, financing, which occurred after the end of this reporting period.

In the first quarter of 2005 we began transitioning the production of certain of our products to our Shenyang production facilities.  However, due to our limited cash on hand in the second quarter, we have been unable to fund the Shenyang operations to the extent necessary for those facilities to reach their full capacity. Additionally, AXM Shenyang has been unable to pay its 200 employees since June.  This has resulted in some of these employees leaving its employ.  With the recent financing we received we believe that we will be able to allocate sufficient funds to AXM Shenayang, for it to pay all of its employees and be able to produce its products

at current levels at least through the end of the third quarter of 2005.   We will, however, need to put substantial additional funds into our Shenyang operations in order to realize the full potential of the factory.  Additionally, we have been informed that in order to met certain safety regulations in Shenyang, we may have to upgrade certain systems such as our fire prevention systems and sewage processing system or we may be forced to halt production until such time as we are in compliance with these requirements. We believe that we currently have sufficient funds to meet these requirements. However, we may not have sufficient funds to finance our full production requirement and if we are unable to obtain additional financing we may have to substantially curtail our Shenyang operations, which could have a material adverse impact on our business and operation in Shenyang. As with our Sunkist products, we are seeking traditional accounts receivable based financian to compres the sales cycle of our Shenyang based product line, which would assist with our cash needs at those facilities.

Our decisions as to how to allocate our limited available cash have been based on Management’s assessment of how such allocation will yield the greatest return to us.  In the second quarter, we made the decision to allocate a greater proportion of our available funds to the production of our Sunkist line of products.  Although we hope in the future to be able to fund both our Sunkist line and our products produced from our Shenyang facility to the extent required to achieve maximum capacity from both of those lines, there can be no guarantee that we will have sufficient resources available to do so.

With the recently completed financing we currently have sufficient cash to cover our anticipated normal operating needs for the next quarter. By the fourth quarter, however, we will have to obtain additional financing either through increased bank borrowing against our inventory and receivables, or from the exercise of outstanding warrants from previous financings.  There is no guarantee that we will be successful in obtaining such additional financing, in which case we would be forced to curtail operations to conserve cash and that could possibly result in lower sales than we currently anticipate.  We are not currently in a position to call any of our outstanding warrants.  However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants.  In the event that these warrants were called and converted we would receive gross proceeds of approximately $18.5 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas.  Should we be forced to do this it could have an impact on the anticipated future sales and earnings.

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

Recent Developments

On August 9, 2005, we completed a financing totaling $2,127,436.20 pursuant to a Special Warrant Offer that we extended to the purchasers to our Note and Warrant Purchase Agreement dated as of April 19, 2005.  Pursuant to the Purchase Agreement dated April 19, 2005, such purchasers received (i) a secured convertible promissory note; (ii) a Series A warrant with an exercise price per share of $2.90; (iii) a Series B warrant with an exercise price per share of $3.50; and (iv) a Series C warrant with an exercise price per share equal to $2.10.  The Special Warrant Offer reduces the exercise price of the Series C warrants to $1.80 per share.  8 out of 9 purchasers participated in the Special Warrant Offer.  Such participants shall now receive

(i)

an amendment to the exercise price of their existing Series A warrants reducing the exercise price per share to a price equal to one hundred five percent of the closing bid price of our common stock on August 8, 2005, which calculates to $2.41 per share;

(ii)

an amendment to the exercise price of their existing Series B warrants reducing the exercise price per share to $1.80, none of which have been exercised;

(iii)

new Series D incentive warrants in an amount equal to one hundred percent of the number of shares of common stock issued upon exercise of the purchaser’s Series C warrants pursuant to the Special Warrant Offer.  The Series D Incentive Warrants shall have a term of five years exercisable commencing on October 19, 2005, contain a cashless exercise provision if we do  not have an effective registration statement within one year, piggyback registration rights and weighted average anti-dilution protection and have an exercise price per share equal to one hundred five percent of the closing bid price of our common stock on August 8, 2005; and

(iv)

full ratchet anti-dilution protection on their notes for issuances of our securities at a conversion price, exercise price or price per share less than the Conversion Price (as defined in the notes) for a period of three (3) months following the closing date of the Special Warrant Offer.

Investors in our April 2005 financing who did not elect to exercise their Series C Warrants pursuant to the Special Warrant Offer retain the right to exercise their Series C Warrants at the reduced price of $1.80 per share; provided, however, such purchasers are not entitled to receive an adjustment to the exercise prices of their Series A warrants and Series B warrants, the new Series D Incentive Warrants or the full ratchet anti-dilution protection on its notes.

Risks and Uncertainties

All of the following risks may impair our business operations.  If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and one may lose all or part of your investment.  Additional risks include:

  We will require substantial amounts of additional capital to support our planned growth.
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
  There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.
  The fact that our directors and officers own approximately 42% of our capital stock may decrease the influence on shareholder decisions.
  The outstanding warrants may adversely affect us in the future and cause dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities.

There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future.   During the month of April 2005, our common stock traded an average of approximately 70,875 shares per day.  As of May 13, 2005, the closing bid price of our common stock on the American Stock Exchange was  $1.25 per share.  As of May 13, 2005, we had approximately 143 shareholders of record not including shares held in street name.  In addition, during the past two years our common stock has had a trading range with a low price of $.09 per share and a high price of $7.30 per share.

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

There are currently 10,096,930 warrants outstanding.  The terms of these warrants expire as early as 2007 and as late as 2010.  The exercise price of these warrants range from $1.80 to $5.50 per share, subject to adjustment in certain circumstances.  The holders of the warrants have until August 21, 2008, September 12, 2008, December 31, 2008, June 24, 2007, and April 19, 2010 respectively, to exercise their warrants.  Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise.  In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock.   Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

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

Our subsidiary obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and December 29, 2004, through a series of short term non—recourse loans from ten individual Chinese lenders.  Our subsidiary is in default on these loans.  Although these loans are not secured by any of our property or assets, we could be subject to lawsuits if they are not paid.  Currently, no lawsuits regarding these loans have been initiated and we are not aware that any such lawsuits are being contemplated by any of the lenders.

In June 2005, we became aware of a lawsuit filed in the U.S. District Court for the Central District of California by a company known as Apex Associates, which alleged that on or around May 2004, Peter Cunningham, our former Chief Executive Officer and former President of International Sales and Marketing, entered into a consulting agreement with Apex.  The agreement allegedly requires Apex to provide strategic licensing and marketing advisory services to us in consideration for 50,000 stock options at $5.24 per share, the strike price at the time the agreement was allegedly entered into and $900,000 over approximately five years.  We have disputed the validity of the agreement since it was never approved by our board of directors and does not contain terms that we believe are consistent with similar agreements with consultants providing similar services in our sector.  As a result, we engaged counsel to defend the lawsuit vigorously and we instituted a third-party complaint against Mr. Cunningham seeking indemnity for any sums for which we may be held liable for under the alleged agreement, for our costs and expenses in defending the lawsuit, for the costs of our third-party complaint against Mr. Cunningham and for any other sums we have paid to Apex.  At the time of this filing we have agreed to a proposed settlement with Apex, that has not yet been finalized, wherein we would pay $100,000 to Apex and issue Apex 50,000 shares of our restricted common stock, for which we agree to file a registration statement for their resale within 60 days of the final settlement.  Additionally, the alleged agreement with Apex would be rescinded and we would agree to dismiss our third party complaint against Peter Cunningham.  We expect to finalize this settlement through the execution of a formal agreement in the near future.

We have engaged outside counsel to conduct an internal investigation into the circumstances of the Apex agreement, as well as the conduct of Mr. Cunningham while in our employ.  Such counsel will report its findings directly to our Audit Committee as soon as they are available. Mr. Cunningham was terminated for cause on July 20, 2005.

In July 2005, we received a demand letter from Saatchi & Saatchi, an ad firm that alleged that AXM Shenyang, our wholly subsidiary in China, owed them approximately RMB582,055.48 (U.S. $71,770) in connection with advertising services supposedly provided to AXM Shenyang.

We are currently reviewing their claim and plan to negotiate a settlement of such claim.  We do not feel that this matter will have a material impact on our business or operations.

Due to our limited available cash in the second quarter, we were unable to allocate sufficient cash to our Chinese subsidiary, AXM Shenyang, for it to pay its approximately 200 employees in June and July.  As a result some of these employees have resigned. Further, although we have been able to retain most of them and believe that we will be able to pay them through at least the end of the third quarter, we may face employment actions from those employees who resigned for violations of Chinese labor laws.  At present, we have not received notice of any contemplated proceedings.

Other than as disclosed herein, we are not a party to any material legal proceeding and no such proceeding is known to be contemplated.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

(i) On April 20 2005, we completed a private financing with 9 accredited investors. We accepted total subscriptions in the amount of $3,425,000 for a total of 6.85 Units.  Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent were approximately $3,067,500.  Each Unit consists of one (1) $500,000 Secured Promissory Note and three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants) and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  For each $500,000 of Notes purchased a Purchaser received a Series A Warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.90 per share and a Series B Warrant to purchase up to 300,000 shares of Common Stock at an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Note at an exercise price per share of $2.10.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expires one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares. The Note is convertible at $2.10 per share.

On August 9, 2005, we completed a financing totaling $2,127,436.20 pursuant to a Special Warrant Offer that we extended to the purchasers to our Note and Warrant Purchase Agreement dated as of April 19, 2005.  Pursuant to the Purchase Agreement dated April 19, 2005, such purchasers received (i) a secured convertible promissory note; (ii) a Series A warrant with an exercise price per share of $2.90; (iii) a Series B warrant with an exercise price per share of $3.50; and (iv) a Series C warrant with an exercise price per share equal to $2.10.  The Special Warrant Offer reduces the exercise price of the Series C warrants to $1.80 per share.  8 out of 9 purchasers participated in the Special Warrant Offer.  Such participants shall now receive

(v)

an amendment to the exercise price of their existing Series A warrants reducing the exercise price per share to a price equal to one hundred five percent of the closing bid price of our common stock on August 8, 2005, which calculates to $2.41 per share;

(vi)	an amendment to the exercise price of their existing Series B warrants reducing the exercise price per share to $1.80, none of which have been exercised;
(vii)

new Series D incentive warrants in an amount equal to one hundred percent of the number of shares of commonstock issued upon exercise of the purchaser’s Series C warrants pursuant to the Special Warrant Offer.  The Series D Incentive Warrants shall have a term of five years exercisable commencing on October 19, 2005, contain a cashless exercise provision if we do  not have an effective registration statement within one year, piggyback registration rights and weighted average anti-dilution protection and have an exercise price per share equal to one hundred five percent of the closing bid price of our common stock on August 8, 2005; and

(viii)	full ratchet anti-dilution protection on their notes for issuances of our securities at a conversion price, exercise price or price per share less than the Conversion Price (as defined in the notes) for a period of three (3) months following the closing date of the Special Warrant Offer.

Investors in our April 2005 financing who did not elect to exercise their Series C Warrants pursuant to the Special Warrant Offer retain the right to exercise their Series C Warrants at the reduced price of $1.80 per share; provided, however, such purchasers are not be entitled to receive an adjustment to the exercise prices of their Series A warrants and Series B warrants, the new Series D Incentive Warrants or the full ratchet anti-dilution protection on its notes.

(b) Not Applicable.

(c) Not Applicable.

ITEM 3. Defaults upon Senior Securities

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under Rule 713 of the Listing Standards, Policies and Requirements of the American Stock Exchange (“AMEX”), on which our common stock is listed, we must obtain stockholder approval in connection with any transaction, other than a public offering, that involves the issuance of common stock that equals 20% or more of our then-outstanding common stock if we issue the stock at a price below the market value at the time of issuance. Accordingly, on June 15, 2005, we held a special meeting of our shareholders in order to approve the proposal to issue up to 8,109,116 shares of common stock at below-then current prices in accordance with the terms of our April 20, 2005, financing.

On the date of the Special Meeting, we had 20,940,462 shares outstanding.  10,837,769 (51.76%) votes were cast in favor of the proposal and 649,207 (3.10%) votes were cast against the proposal.  Pursuant to Nevada Revised Statutes, NRS 78.320, the proposal would be approved if the votes cast favoring this proposal exceeded the votes cast opposing this proposal.  Therefore, the proposal was approved.

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

Date: August 15, 2005	AXM PHARMA, INC.
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

Date:   August 15 , 2005

/s/ Chet Howard

Chet Howard

Chief Executive Officer

Acting Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Chet Howard, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 15 , 2005