Form 10-Q/A
period 2005-06-30
AXM PHARMA INC
filed 2005-11-21
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-31886

AXM Pharma, Inc.

__________________________________________________________________

(Exact name of registrant as specified in its charter)

Nevada _________________________ (State or other jurisdiction of incorporation or organization)	20-0745214 ___________________________ (IRS Employer Identification No.)

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

As of November 11, 2005, there were 21,303,439 shares of Common Stock outstanding, 838,200 shares of Series A Preferred Stock outstanding and 17.425 Shares of Series C Preferred Stock outstanding.  All stock par value is $.001.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the fiscal quarter ended June 30,  2005,  filed with the  Securities  and Exchange  Commission  (the "SEC") on August 15,  2005 (the  "Original  Filing")  is being  filed as  required  by Regulation S-X promulgated under the Securities Exchange Act of 1934.

Since the Original Filing, management of the Company has determined that:

(1) $2,891,936 of revenues and $1,393,982 of cost of revenues should not have been recognized in the three months ended June 30, 2005.  While the Company had received purchase orders for certain products from its distributors, management has concluded that under its distribution agreements a number of the elements necessary to the recognition of such revenue in its financial statements were not in place as of June 30, 2005.

(2) $151,250 of non-cash expenditures during the quarter were incorrectly expensed and should have been capitalized as the acquisition of certain license rights.

(3) $60,805 of interest expense on the Company’s convertible debentures which accrued during the quarter was not recorded.

(4) $154,115 of non-cash general and administrative expenses should have been recorded.

(5) $26,800 of non-cash general and administrative expenses were incorrectly recorded as cash general and administrative expenses.

(6) $77,137 of the amortization of deferred financing costs related to the Company’s convertible debentures was not recorded as interest expense during the quarter.

Therefore, the accompanying consolidated financial statements reflect adjustments for all of the foregoing adjustments, which have the cumulative effect of changing the previously reported net income of $179,409 to a loss of $(1,459,352) for the three months ended June 30, 2005.  Several drafting changes have been made in the Form 10-Q/A to adjust disclosures to reflect these changes.

Additionally, the Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls, which includes determining how these misstatements occurred and implementing the appropriate controls designed to avoid a re-occurrence of this kind of problem.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred after August 15, 2005, the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our subsequent filings with the SEC.

In connection with the filing of this Amendment, and pursuant to the rules of the SEC, there is included with this Amendment a currently dated signature page and currently dated certifications included as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXM PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	Restated June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$559,832	$1,255,681
Accounts Receivable, net of allowance	361,119	30,750
Inventory	3,580,797	2,002,130
Advances, Suppliers	1,000,770	442,121
Other Current Assets	2,980	-
Total Current Assets	5,505,498	3,730,682

Property & Equipment, Net	7,661,524	7,160,376
Licenses	1,651,138	1,449,888
Deferred Financing Costs	705,102	-

TOTAL ASSETS	$15,523,262	$12,340,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short Term Loans	$3,273,161	$1,001,668
Current Maturities on Long Term Convertible Debentures	186,092	-
Value Added Tax Payable	18,998	3,015
Accounts Payable and Accrued Expense	3,875,836	4,342,013
Total Current Liabilities	7,354,087	5,346,696

Long Term Convertible Debentures	186,092	-

STOCKHOLDERS' EQUITY
Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized,
938,300 shares issued and outstanding	938	1,675
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares issued and outstanding	-	-
Series C Preferred stock, $.001 par value, 100 shares authorized,
17.425 shares issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
19,564,085 shares issued and outstanding	19,564	18,036
Additional paid-in capital	31,792, 164	26,242,477
Accumulated deficit	(23,829,583)	(19,267,938)
Total Equity	7,983,083	6,994,250

Liabilities and Equity	$15,523,262	$12,340,946

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Restated		Restated
	2005	2004	2005	2004

Revenues	$329,042	$978,663	$357,302	$2,097,628

Cost of Revenues	119,158	465,435	142,633	1,045,772

Gross Profit	209,884	513,228	214,669	1,051,856

General, Administrative and Selling:
Cash	701,424	3,199,679	2,548,554	4,568,693
Non-cash	330,931	1,666,800	1,590,879	3,331,800

Total general, administrative
and selling	1,032,355	4,866,479	4,139,433	7,900,493

Operating Income (Loss)	(822,471)	(4,353,251)	(3,942,764,)	(6,848,637)

Interest Expense	636,881	-	636,881	-

Net Income (Loss)	$(1,459,352)	$(4,353,251)	$(4,561,645)	$(6,848,637)

Net Income (Loss) applicable to
common shareholders:
Net Income (Loss)	$(1,459,352)	$(4,353,251)	$(4,561,645)	$(6,848,637)
Beneficial conversion features
of preferred stock	-	(827,838)	-	(1,775,466)
Deemed dividend from beneficial
Conversion of warrants	(107,015)	(84,051)	(214,030)	(221,440)

Net Income (Loss) applicable to
common shareholders	$(1,566,367)	$(5,265,140)	$(4,775,675)	$(8,845,543)

Net Income (Loss) per share:	$(0.08)	$(0.35)	$(0.25)	$(0.60)
Basic and diluted
Weighted averaged shares outstanding:
Basic and diluted	19,439,379	15,221,836	18,971,432	14,708,684

See accompanying notes to financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(Unaudited)
	Restated
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,561,645)	$(6,848,637)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued for services and interest	1,582,989	3,331,800
Depreciation and amortization	47,916	20,100
Non-cash interest expense	449,321	-
Changes in assets and liabilities:
Accounts receivable	(330,369)	1,786,077
Advances, suppliers	(558,649)	917,520
Inventories	(1,578,667)	(732,259)
Accounts payable and accrued expenses	(466,177)	(192,044)
Value added tax payable	15,983	(2,239,162)

CASH FLOWS USED IN OPERATING ACTIVITIES	(5,399,298)	(3,956,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(602,044)	(1,326,954)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,034,000	6,492,963
Proceeds from bank loans	2,271,493	-

CASH FROM FINANCING ACTIVITIES	5,305,493	6,492,963

NET INCREASE IN CASH	(695,849)	1,209,404

Cash, beginning of period	1,255,681	2,950,782

Cash, end of period	$559,832	$4,160,186

See accompanying notes to financial statements.

AXM PHARMA, INC.

(FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- MANAGEMENT REPRESENTATION AND PRESENTATION

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  It is suggested that the financial statements be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2004 included in our Annual Report on Form 10-KSB.

The consolidated balance sheet of AXM Pharma, Inc. as of June 30, 2005, the related consolidated statement of operations for the three and six months ended June 30, 2005, and the consolidated statement of cash flows for the six months ended June 30, 2005 have been prepared by us without audit. In management’s opinion, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly our consolidated financial position and results of operations. The consolidated results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2004 and reported in our most recent Form 10-KSB, have been omitted.

Nature of our Business

AXM Pharma, Inc., a Nevada corporation, is a pharmaceutical company with a subsidiary and plant located in The People’s Republic of China, a subsidiary located in Hong Kong and a branch office located in Taiwan. We are a publicly listed company trading under the symbol (AMEX: AXJ). Our business is the sale of over-the-counter and prescription pharmaceutical and neutriceutical products in The People’s Republic of China, Hong Kong and Taiwan.  Our business in the People’s Republic of China is conducted by our wholly-owned subsidiary, AXM Pharma Shenyang, Inc. (“AXM Shenyang”), located in the city of Shenyang in the Northeastern portion of the People’s Republic of China.  AXM Shenyang and its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd., have an operating history of approximately 10 years.  AXM Shenyang has historically been a manufacturer of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales.  AXM Shenyang’s plant was decommissioned in 2002 due to significant growth of the population of Shenyang that caused the surrounding area to change from a city-edge industrial area to a city-center, non-industrial, residential neighborhood. In April 2004, AXM Shenyang applied for national renewal of its 43 licenses to produce over-the-counter and prescription pharmaceutical products in The Peoples Republic of China.  We have received confirmation that the State Food and Drug

Administration has renewed 42 of these licenses, including all of those that we have historically commercialized.  We recommenced production of Asarone and Livecomf and started the production of Whisper, our Feminine Hygiene Wash at the end of the beginning of the current quarter.

Our subsidiary, AXM Shenyang, is classified under Chinese Company Law as a Wholly Foreign Owned Enterprise. Wholly Foreign Owned Enterprises have recently become the investment vehicle of choice for foreign investors who wish to manufacture, process, or assemble products in China. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company’s management, technology, and finances that the typical foreign investor requires. From a foreign investors' point of view, the advantages of establishing Wholly Foreign Owned Enterprises include:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Product sales revenue is recognized when the goods are shipped, title and risk of loss passes and collectability is reasonably assured.  In situations where a distributor’s sales reporting to us is inadequate or untimely, we have to judge whether all of the elements required for revenue recognition have been met, including assurance of collectability.  In such instances, we may conclude that revenue recognition of such sales should be delayed until payments are received from the distributor.  Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.

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

Inventory

If we have transferred inventory to a third party, such as a distributor, but the transaction is such that under our accounting policies revenue cannot be recognized, we continue to maintain such inventory in our financial statements until the related revenue can be recognized.

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

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123.” This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002.  The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation; therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on its operations and/or financial position.

We did not issue any stock options to employees during the period ended June 30, 2005; therefore pro forma disclosures are not required for the six months ended June 30, 2005.

Convertible Debentures

Convertible debentures that we issued are initially offset by a discount representing the relative fair value of the warrants issued with the debentures.  This discount is amortized as interest expense over the term of the debentures, along with the fees and expenses relating to the issuance of these debentures.  The fair value of the debentures and the warrants are calculated based on available market data using appropriate valuation models.

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

NOTE 3 – STOCK ISSUANCES

Common Stock Issued for Stock-Based Compensation

We periodically issue common stock for services rendered.  Common stock issued is valued at the estimated fair market value, as determined by management and our board of directors.  Management and the board of directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the common stock. During the three months ended June 30, 2005, we issued 95,000 shares of common stock valued at $261,250.

On April 1, 2005 we issued 40,000 shares of restricted common stock to Newbridge Securities as compensation for investor relations consulting services.  The stock was valued at $2.75 per share, the closing stock price on the date of issuance; the Company recognized $110,000 in expenses for the issuance of this stock.  On April 1, 2005 we issued 45,000 shares of stock to Zhu Ming and 10,000 shares of stock to Li Shuzhen, both at $2.75 per share and totaling $151,250 for certain license rights.  We also issued

28,583 shares of common stock as dividends to Series C Preferred shareholders as payment of interest totaling $40,016 in lieu of cash payment.

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

NOTE 4 – INVENTORY

As of June 30, 2005, inventory in the amount of approximately $1,393,000 had been delivered to, or was in transit to, certain of the Company’s distributors.  The remaining inventory was held by the operations at AXM Shenyang.

NOTE 5 – CONVERTIBLE DEBENTURES

On April 20, 2005 we completed a private financing with 9 accredited investors.  We executed notes totaling $3,425,000.  Net proceeds from the issuance of the notes after offering costs were approximately $3,034,000. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note (the “Convertible Debentures”); three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Convertible Debentures bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007.  The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrants were issued with an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Convertible Debentures at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.  The value of these warrants and the fees paid were recorded as a discount to the notes and are being amortized over the term of the notes using the effective interest method.   See Note 2 above regarding the accounting for these securities.

NOTE 6 – RESTATEMENT

Since the Original Filing, management of the Company has determined that:

(1) $2,891,936 of revenues and $1,393,982 of cost of revenues should not have been recognized in the three months ended June 30, 2005.  While the Company had received purchase orders for certain products from its distributors, management has concluded that under its distribution agreements a number of the elements necessary to the recognition of such revenue in its financial statements were not in place as of June 30, 2005.

(2) $151,250 of non-cash expenditures during the quarter were incorrectly expensed and should have been capitalized as the acquisition of certain license rights.

(3) $60,805 of interest expense on the Company’s convertible debentures which accrued during the quarter was not recorded.

(4) $154,115 of non-cash general and administrative expenses should have been recorded.

(5) $26,800 of non-cash general and administrative expenses were incorrectly recorded as cash general and administrative expenses.

(6) $77,137 of the amortization of deferred financing costs related to the Company’s convertible debentures was not recorded as interest expense during the quarter.

Therefore, the accompanying consolidated financial statements reflect adjustments for all of the foregoing adjustments, which have the cumulative effect of changing the previously reported net income of $179,409 to a loss of $(1,459,352) for the three months ended June 30, 2005.  Additionally, as of June 30, 2005, accounts receivable have been reduced by $2,891,936; inventories have been increased by $1,393,982; licenses have been increased by $151,250; deferred financing costs have been increased by $705,102; accrued interest expense has been increase $60,805; additional paid-in capital has been increased $936,354; and the statements of cash flows for the six months ended June 30, 2005 have been correspondingly adjusted for all of these changes.

Item 2.

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three months ended June 30, 2005 were $329,042, a decrease of $649,621 from the three-month period ended June 30, 2004.  Sales for the six month period ended June 30, 2005 were $357,302 compared to $2,097,628 for the six months ended June 30, 2004.  This represents a decrease of $1,740,326.

During the three month period ended June 30, 2005, we entered into three international markets for our Sunkist-labeled products:  Hong Kong; Taiwan and China.  While the Company received purchase orders for certain products from its distributors in these territories, management of the Company has concluded that several of the elements necessary to the recognition in its financial statements of the revenue related to these purchase orders were not in place as of June 30, 2005. At this time it is not clear when (if ever) such elements will be place so that this revenue (and the related costs) will be able to be recognized by the Company.

The gross profit for the three months ended June 30, 2005 was $209,884 compared to $513,228 for the three-month period ended June 30, 2004, a decrease of $303,344.   For the six months ended June 30, 2005 the gross profit was $214,669 or a decrease of $837,187 over the comparable six month period last year.

During the quarter ended June 30, 2005 we had total general and administrative expense of $1,032,355, compared to $4,866,479 for the comparable period in 2004, a decrease of $3,834,142.  This general and administrative expense included $330,931 in non-cash general and administrative expense. For the sixth month period ended June 30, 2005, we had total general and administrative expenses of $4,139,433 compared to $7,900,493, a decrease of $3,761,060.  This general and administrative expense included approximately $1,590,879 in non-cash general administrative expense.

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

During the quarter we incurred $636,881 in interest expense with $126,755 in interest on bank loans in our subsidiary, AXM Shenyang, and $510,126 in interest charges relating to the amortization of debt discount and deferred financing costs related to the Company’s convertible debentures.

Liquidity and Capital Resources

At June 30, 2005, we had total assets of $ 15,523,262 compared to total assets of $12,340,946 at December 31, 2004.  The increase of $3,182,316 is attributable primarily to the $3,425,000 in convertible debentures executed during the quarter.

Our cash was $559,832 as of June 30, 2005, a decrease of $695,849 from the $1,255,681 cash on hand as of December 31, 2004.  Cash used in operations was $5,399,298. Accounts receivable was $361,119, an increase of $330,369 from the $30,750 at December 31, 2004.  Inventories increased to $3,580,797 at December 31, 2004 due primarily to the purchase of Sunkist-labeled product for distribution in China, Hong Kong and Taiwan.  Total current liabilities were $7,354,087, an increase of $2,007,391from the $5,346,696 at December 31, 2004.  Accounts payable and accrued liabilities were $3,875,836, a decrease of $466,177 from the $4,342,013 at December 31, 2004.

On April 20, 2005 we completed a private financing with 9 accredited investors.  We executed notes totaling $3,425,000.  Net proceeds from the issuance of the notes after offering costs were approximately $3,034,000. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note (the “Convertible Debentures”); three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Convertible Debentures bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007.   The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrants were issued with an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Convertible Debentures at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.  The value of these warrants and the fees paid were recorded as a discount to the notes and are being amortized over the term of the notes using the effective interest method.

Please refer to the Recent Developments section of this item for details of financing received as a result of a Special Warrant Offer extended to investors in our August 9, 2005, financing, which occurred after the end of this reporting period.

In the first quarter of 2005 we began transitioning the production of certain of our products to our AXM Shenyang production facilities.  However, due to our limited cash on hand in the second quarter, we have been unable to fund the AXM Shenyang operations to the extent necessary for those facilities to reach their full capacity. Additionally, AXM Shenyang has been unable to pay its 200 employees since June.  This has resulted in some of these employees leaving its employ.  We will need to put substantial additional funds into our Shenyang operations in order to realize the full potential of the factory.  Additionally, we have been informed that in order to meet certain safety regulations in Shenyang, we may have to upgrade certain systems such as our fire prevention systems and sewage processing system or we may be forced to halt production until such time as we are in compliance with these requirements.    However, we may not have sufficient funds to finance our full production requirements and if we are unable to obtain additional financing we may have to substantially curtail our Shenyang operations, which could have a material adverse impact on our business and operations in Shenyang.  As with our Sunkist products, we are seeking traditional accounts receivable based financing to compress the sales cycle of our Shenyang based product line, which would assist with our cash needs at those facilities.

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

Notwithstanding the recently completed financing, by the fourth quarter, we will have to obtain additional financing either through increased bank borrowing against our inventory and receivables, or from the exercise of outstanding warrants from previous financings.  There is no guarantee that we will be successful in obtaining such additional financing, in which case we would be forced to curtail operations to conserve cash and that could possibly result in lower sales than we currently anticipate.  We are not currently in a position to call any of our outstanding warrants.  However, should our common stock trade at a price of $4.00, based on the closing sales price, for 30 consecutive calendar days, assuming an effective registration statement is in place with regard to the underlying shares of our common stock, we would be in a position to call a significant portion of the outstanding warrants.  In the event that these warrants were called and converted we would receive gross proceeds of approximately $18.5 million. If we are not able to raise this additional capital through warrant exercises or additional fund raising activities we could be forced to curtail some of the currently anticipated expenditures in the above mentioned areas.  Should we be forced to do this it could have an impact on the anticipated future sales and earnings.

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

Other Risks

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

Our executive officers and directors, in the aggregate, beneficially own approximately 41.78% of our capital stock.  As a result, our officers and directors will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

Our controls and procedures have not been effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls to determine how this second quarter misstatement occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

(b)

Changes in internal controls

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the former chief executive officer and former principal financial officer.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2005, we were notified that Don Bates, our US Good Manufacturing Practices consultant hired counsel to pursue collection of outstanding invoices we allegedly owe him.  Mr. Bates is claiming that $408,275.00 is due to him.  Management is evaluating Mr. Bates’ claim and currently plans to negotiate an amicable settlement with Mr. Bates if possible. Although management has not determined the claim amount that it believes to be valid, it has accrued the full amount allegedly due in the event that it is ultimately determined that such amount is due to Mr. Bates.

Our subsidiary, AXM Shenyang, obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and June 26, 2005, through a series of short term non-recourse loans from ten individual Chinese lenders.  Our subsidiary is in default on these loans and interest of RMB 3,890,302 (US$470,411).  Although these loans are not secured by any of our property or assets, we could be subject to lawsuits if they are not paid.  Currently, no lawsuits regarding these loans have been initiated and we are not aware that any such lawsuits are being contemplated by any of the lenders.

In June 2005, we became aware of a lawsuit filed in the U.S. District Court for the Central District of California by a company known as Apex Associates, which alleged that on or around May 2004, Peter Cunningham, our former Chief Executive Officer and former President of International Sales and Marketing, entered into a consulting agreement with Apex.  The agreement allegedly requires Apex to provide strategic licensing and marketing advisory services to us in consideration for 50,000 stock options at $5.24 per share, the strike price at the time the agreement was allegedly entered into and $900,000 over approximately five years.  We have disputed the validity of the agreement since it was never approved by our board of directors and does not contain terms that we believe are consistent with similar agreements with consultants providing similar services in our sector.  As a result, we engaged counsel to defend the lawsuit vigorously and we instituted a third-party complaint against Mr. Cunningham seeking indemnity for any sums for which we may be held liable for under the alleged agreement, for our costs and expenses in defending the lawsuit, for the costs of our third-party complaint against Mr. Cunningham and for any other sums we have paid to Apex.  At the time of this filing we have agreed to a proposed settlement with Apex that has not yet been finalized, wherein we would pay $100,000 to Apex and issue Apex 50,000 shares of our restricted common stock, for which we agree to file a registration statement for their resale within 60 days of the final settlement.  Additionally, the alleged agreement with Apex would be rescinded and we would agree to dismiss our third party complaint against Peter Cunningham.  We expect to finalize this settlement through the execution of a formal agreement in the near future.

We have engaged outside counsel to conduct an internal investigation into the circumstances of the Apex agreement, as well as the conduct of Mr. Cunningham while in our employ.  Such counsel will report its findings directly to our Audit Committee as soon as they are available. Mr. Cunningham was terminated for cause on July 20, 2005.

In July 2005, we received a demand letter from Saatchi & Saatchi, an ad firm that alleged that AXM Shenyang, our wholly-owned subsidiary in China, owed them approximately RMB582,055.48 (U.S. $71,770) in connection with advertising services supposedly provided to AXM Shenyang.  We are currently reviewing their claim and plan to negotiate a settlement of such claim.  We do not feel that this matter will have a material impact on our business or operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

Unregistered Sales of Equity Securities

(i)

On April 20 2005, we completed a private financing with 9 accredited investors. We accepted total subscriptions in the amount of $3,425,000 for a total of 6.85 Units.  Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent were approximately $3,067,500.  Each Unit consists of one (1) $500,000 Secured Promissory Note (the “Convertible Debentures”) and three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants) and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Convertible Debentures bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007.  For each $500,000 of Convertible Debentures purchased, a Purchaser received a Series A Warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.90 per share and a Series B Warrant to purchase up to 300,000 shares of Common Stock at an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Convertible Debentures at an exercise price per share of $2.10.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expires one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares. The Note is convertible at $2.10 per share.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under Rule 713 of the Listing Standards, Policies and Requirements of the American Stock Exchange (“AMEX”), on which our common stock is listed, we must obtain stockholder approval in connection with any transaction, other than a public offering, that involves the issuance of common stock that equals 20% or more of our then-outstanding common stock, if we issue the stock at a price below the market value at the time of issuance. Accordingly, on June 15, 2005, we held a special meeting of our shareholders in order to approve the proposal to issue up to 8,109,116 shares of common stock at below-then current prices in accordance with the terms of our April 20, 2005, financing.

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

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

(a) The following exhibits are filed as part of this report.

           Exhibit No.                     Document

31.1	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2	Certification of acting Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2005	AXM PHARMA, INC. By: /s/ Weishi Wang Weishi Wang, Chief Executive Officer

Date: November 18, 2005	AXM PHARMA, INC. By: /s/ Harry Zhang Harry Zhang, Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Weishi Wang, certify that:

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

b.

Omitted pursuant to SEC Release 34-47986.

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

Date: November 18, 2005

 /s/ Weishi Wang

Weishi Wang

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Harry Zhang, certify that:

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

b.

Omitted pursuant to SEC Release 34-47986.

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

Date: November 18, 2005

/s/ Harry Zhang

Harry Zhang

Acting Chief Financial Officer

          Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Weishi Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

 /s/ Weishi Wang

Weishi Wang,

Chief Executive Officer

November 18, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Harry Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Harry Zhang

Harry Zhang,

Acting Chief Financial Officer

November 18, 2005