Form 10-Q
period 2005-09-30
AXM PHARMA INC
filed 2005-11-30
CIK 1113643

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

       [x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes    X               No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ⁭   No  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes_____

   No  X

As of November 23, 2005, there were 21,303,439 shares of Common Stock outstanding, 825,000 shares of Series A Preferred Stock outstanding and 17.425 Shares of Series C Preferred Stock outstanding.  All stock par value is $.001.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AXM PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$156,492	$1,255,681
Accounts Receivable, Net of Allowance	417,346	30,750
Inventory	3,581,401	2,002,130
Advances, Suppliers	720,921	442,121
Other Current Assets	2,980	-
Total Current Assets	4,879,140	3,730,682

Property & Equipment, Net	7,634,945	7,160,376
Licenses	1,601,138	1,449,888
Deferred Financing Costs	607,322	-

TOTAL ASSETS	$14,722,545	$12,340,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Convertible Debentures	$629,059	$-
Short Term Loan	3,656,135	1,001,668
Value Added Tax Payable	1,540	3,015
Accounts Payable and Accrued Expense	3,230,303	4,342,013

Total Current Liabilities	7,517,037	5,346,696

STOCKHOLDERS' EQUITY
Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized,
826,500 shares issued and outstanding	826	1,675
Series B Preferred stock, $.001 par value, 2,000,000 shares authorized,
no shares issued and outstanding	-	-
Series C Preferred stock, $.001 par value, 100 shares authorized,
17 shares issued and outstanding	-	-
Common Stock, $.001 par value, 50,000,000 shares authorized,
21,303,439 shares issued and outstanding	21,609	18,036
Additional paid-in capital	34,335,051	26,242,477
Accumulated deficit	(27,151,978)	(19,267,938)

Total Equity	7,205,508	6,994,250

Liabilities and Equity	$14,722,545	$12,340,946

See accompanying notes to consolidated financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$223,713	$-	$581,015	$2,097,628

Cost of Revenues	129,699	-	272,332	1,045,772

Gross Profit	94,014	-	308,683	1,051,856

General, Administrative and Selling:
Cash	2,258,175	1,908,627	4,806,729	6,477,320
Non-cash	329,000	1,240,118	1,919,879	4,571,918

Total general, administrative
and selling	2,587,175	3,148,745	6,726,608	11,049,238

Operating Income (Loss)	(2,493,161)	(3,148,745)	(6,417,925)	(9,997,382)
Interest Expense	829,234	-	1,466,115	-

Net Income (Loss)	$(3,322,395)	$(3,148,745)	$(7,884,040)	$(9,997,382)

Net Income (Loss) applicable to
common shareholders:
Net Income (Loss)	$(3,322,395)	$(3,148,745)	$(7,884,040)	$(9,997,382)
Beneficial conversion features
of preferred stock	-	-	-	(2,357,916)
Deemed dividend from beneficial
conversion of warrants	(107,015)	(95,754)	(312,045)	(665,099)

Net Income (Loss) applicable to
common shareholders	$(3,429,410)	$(3,244,499)	$(8,098,070)	$(13,020,397)

Net Income (Loss) per share:	$(0.17)	$(0.22)	$(0.42)	$(0.82)
Basic and diluted
Weighted averaged shares outstanding:
Basic and diluted	20,433,762	15,969,560	19,669,489	15,070,424

See accompanying notes to consolidated financial statements.

AXM PHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,
(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,884,040)	$(9,997,382)
Adjustments to reconcile net loss to cash used in
operating activities:
Common stock issued for services and interest	1,919,879	4,571,918
Common stock issued for Convertible Debentures	171,250	-
Depreciation and amortization	34,378	33,731
Non-cash interest expense	975,226	-
Other	(33,340)	-
Changes in assets and liabilities:
Accounts receivable	(386,596)	2,589,262
Advances, suppliers	(278,800)	1,374,580
Inventories	(1,579,271)	(732,258)
Other current assets	(2,980)	(179,291)
Accounts payable and accrued expenses	(984,736)	(2,239,080)

CASH FLOWS USED IN OPERATING ACTIVITIES	(8,181,996)	(4,578,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(512,853)	(3,906,707)

CASH FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,034,000	6,476,068
Proceeds from warrant	1,907,193	-
Proceeds from bank loans	2,654,467	-

CASH FROM FINANCING ACTIVITIES	7,595,660	6,492,963

NET INCREASE IN CASH	(1,099,189)	(2,009,159)

Cash, beginning of period	1,255,681	2,950,782

Cash, end of period	$156,492	$941,623

See accompanying notes to consolidated financial statements.

AXM PHARMA, INC.

(FORMERLY AXIOM PHARMACEUTICALS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- MANAGEMENT REPRESENTATION AND PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by AXM Pharma, Inc., a Nevada corporation (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The consolidated financial statements should be read in conjunction with the Company’s December 31, 2004, consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB (SEC File Number 1-31886).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature.  The results for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results for the fiscal year ending December 31, 2005.

NOTE 2 – NATURE OF OUR BUSINESS

The Company is a pharmaceutical company which (through a subsidiary) operates a manufacturing facility located in The People’s Republic of China (“PRC”). The Company is a publicly listed company trading under the symbol (AMEX: AXJ).  Its business is the sale of over-the-counter and prescription pharmaceutical and neutriceutical products in the PRC, Hong Kong and Taiwan.  The Company’s business in the PRC is conducted through its wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the northeastern portion of the PRC (“AXM Shenyang”).  AXM Shenyang, together with its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd., have had an operating history of approximately ten years.  AXM Shenyang has historically been a manufacturer of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales.

The Company opened a subsidiary in Hong Kong and a branch office in Taiwan for the purposes of sales and marketing of the Company’s Sunkist-labeled over the counter vitamins and supplements, which are manufactured in the United States.  The sales and marketing of these products are part of the International Division, which is based in the United States.

NOTE 3 – STOCK ISSUANCES

Common Stock Issued for Stock-Based Compensation

The Company periodically issues shares of its Common Stock as compensation for services rendered by third parties. Such Common Stock is valued at the estimated fair market value as of the date it is issued, as determined by management and the Board of Directors.  Management and the Board of Directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the shares of Common Stock. During the three months ending September 30, 2005, the Company issued 200,000 shares of Common Stock for services, which were valued at $329,000.

The Company did not issue any stock options in the quarter ended September 30, 2005. There would not have been any effect on net income and/or earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Conversions of Preferred Stock

During the quarter ended September 30, 2005, the Company issued 111,800 shares of Common Stock in connection with the conversion of 111,800 shares of its Series A Preferred Stock.

Exercise of Warrants

On August 8, 2005 the Company completed a sale of 1,181,909 shares of Common Stock for gross proceeds of $2,127,436 (net proceeds of $1,907,193).  This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.  Eight out of the nine original purchasers participated in the Special Warrant Offer, and such participants received (in addition to the shares of Common Stock):

(i) an amendment to the exercise price of their existing Series A warrants, reducing the warrants’ exercise price to a price equal to one hundred five percent of the closing bid price of the Common Stock on August 8, 2005, or $2.41 per share;

(ii) amendments to the exercise price of their existing Series B warrants and Series C warrants, reducing the exercise price in each instance to $1.80 per share;

(iii) new Series D incentive warrants in an amount equal to one hundred percent of the number of shares of Common Stock issued upon exercise of the purchaser’s Series C warrants pursuant to the Special Warrant Offer; the Series D Incentive Warrants have a term of five years exercisable commencing on October 19, 2005; contain a cashless exercise provision if the Company does not have an effective registration statement within one year; piggyback registration rights; weighted average anti-dilution protection; and an exercise price per share equal to one hundred five percent of the closing bid price of the Company’s Common Stock on August 8, 2005, or $2.41 per share; and

(iv) full ratchet anti-dilution protection on their Promissory Notes for issuances of the Company’s securities at a conversion price, exercise price or price per share less than the Conversion Price (as defined in the Promissory Notes, which expired on November 7, 2005.

The one original purchaser under the Purchase Agreement which did not elect to exercise its Series C Warrants pursuant to the Special Warrant Offer retains the right to exercise its Series C Warrants at the reduced price of $1.80 per share; however, such purchaser did not receive an adjustment to the exercise prices of its Series A warrants and Series B warrants, the new Series D Incentive Warrants or the full ratchet anti-dilution protection on its notes.  With the exception of the newly issued Series D Incentive Warrants, the Company did not experience any additional dilution.

The Special Warrant Offer was consummated in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder, based in material part upon the representations of the purchasers in their Forms of Election to Purchase.

Payments Related to Promissory Notes

In September 2005, the Company issued 245,645 shares of Common Stock (valued at $334,077) to convertible debenture holders in payment of principal and interest due under the debentures.  Of this amount, $171,250 represented principal payments and the balance interest expense.

NOTE 4 – FOREIGN CURRENCY TRANSLATION

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation,” and are included in determining net income or loss.

For  foreign  operations  with the local  currency as the  functional  currency, assets  and  liabilities  are  translated  from the local  currencies  into U.S. dollars at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are  translated at weighted  average  exchange  rates for the period to approximate  translation  at the exchange  rates  prevailing  at the dates those elements are  recognized in the financial  statements.  Translation adjustments resulting from the process of translating the local currency   financial statements into U.S. dollars are included in determining comprehensive loss.

The reporting currency is the U.S. dollar.  The functional currency of the Company’s Chinese subsidiary, AXM Shenyang, is the Renminbi (“RMB”) which is the local currency in China.  The financial statements of the Company’s subsidiaries are translated into United States dollars using period-end exchange rates for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the value of the RMB was tied to the United States dollar until very recently and now fluctuates within a narrow range which is tied to the United States dollar.

On July 21,  2005,  the PRC  allowed  the  RMB to  fluctuate  ending  its decade-old  fixed valuation  peg to the  U.S.  dollar.  The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar.  Historically,  the Chinese  government  has  benchmarked  the RMB exchange  ratio  against the U.S. dollar,  thereby  mitigating  the  associated  foreign  currency  exchange  rate fluctuation  risk.  The  Company  does not  believe  that its  foreign  currency exchange  rate  fluctuation  risk  is  significant.

NOTE 5 – INVENTORY

As of September 30, 2005, inventory in the amount of approximately $1,393,000 had been delivered to several of the Company’s distributors.  The Company believes that a portion of the inventory has been sold by such distributors, and is seeking information from the distributors regarding such sales.  The remaining inventory was held by AXM Shenyang; this inventory serves as part of the security for AXM Shenyang’s bank loans in the amount of approximately $3 million.

NOTE 6 – LICENSE AGREEMENT

The Company is party to a licensing agreement with the Sunkist Growers to sell certain products using the Sunkist brand in the territories of the PRC, Hong Kong and Taiwan.  The agreement with respect to Hong Kong and Taiwan currently expires on December 31, 2005, but the Company has reached an agreement in principle to extend this until December 31, 2008, the term for the license in the PRC.  To date, the Company has not been in compliance with certain of the terms of the licensing agreement, so that Sunkist Growers has the right to terminate the agreement in its entirety.  Based on discussions with the Sunkist Growers, the Company does not currently believe that Sunkist has any intention to so terminate the agreement, but there can be no assurance that it will not do so in the future if the Company does not comply with all of the appropriate terms of the agreement.  On the other hand, if the Company were to attempt to terminate the license without cause, it would be liable for significant termination fees.

NOTE 7 -   SUBSEQUENT EVENTS

The Company was unable to pay the interest and principal payments due in October and November 2005 under the terms of its convertible debentures, but has not received a notice of default from any of the holders of the debentures.  The Company is currently in discussion with the holders to resolve this matter.

On November 21, 2005, the Company amended its previously filed Form 10-Q in order to restate its financial statements for the quarter ended June 30, 2005.

In October 2005, the Company engaged a new chief executive officer and a new acting chief financial officer, as well as replacing two of its independent directors.   The new management of the Company is undertaking an intensive review of the operations of the Company with the intent of developing a new business plan, but this review is not yet complete.  Additionally, the Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls, which includes determining how certain misstatements occurred in its prior financial statements and implementing the appropriate controls designed to avoid a re-occurrence of this kind of problem.  Again, this review is not yet complete.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Sales for the three months ended September 30, 2005 were $223,713. There were not any comparable sales for the three months ended September 30, 2004 because the Company’s operations in The People’s Republic of China (the “PRC”) were closed at that time.  Sales for the nine month period ended September 30, 2005 were $581,016 compared to $2,097,628 for the nine months ended September 30, 2004, a decrease of $1,516,612.  All of these revenues were derived from the sale of products produced by the Company’s Shenyang operations. The minimal sales in the current year result from the fact that the Company has had limited working capital during most of this year, and has been unable to adequately fund the Shenyang operations.

During the second quarter of 2005, the Company entered into three international markets for its Sunkist-labeled products:  Hong Kong; Taiwan and the PRC.  While the Company received purchase orders for certain products from its distributors in these territories, the Company concluded that, under its distribution agreements, several of the elements necessary to the recognition of the revenue related to these purchase orders were not in place as of September 30, 2005. At this time it is not clear when (if ever) such elements will be place so that this revenue (and the related costs) will be able to be recognized by the Company.  The Company is in the process of changing certain of the distributors in these territories as a result of disappointing results with several prior distributors.  It is not clear at this time if the Sunkist-labeled products will become a significant source of revenue in the future.

The gross profit for the three months ended September 30, 2005 was $94,014; gross profit for the nine months ended September 30, 2005 was $308,683, which represents a decrease of $214,669 from the same period last year.  The decrease in gross profit is attributable to the sales decreases from the comparable periods last year.

During the quarter ended September 30, 2005 the Company had total general and administrative expense of $2, 587,175 compared to $3,148,745 for the comparable period in 2004, a decrease of $561,570.  The current period general and administrative expense included $329,000 in non-cash expense. For the nine month period ended September 30, 2005, the Company had total general and administrative expenses of $6,726,608 compared to $11,049,238, a decrease of $4,322,630.  The nine month general and administrative expense included approximately $1,919,879 in non-cash expense.

The significant improvement in both cash and non-cash general and administrative expenses resulted primarily from (i) AXM Shenyang no longer having to incur the significant consulting expense incurred as its factory was being constructed and (ii) the Company reducing certain of its other corporate overhead expenditures.  Non-cash expense occurs when the Company pays for specific assets or services (e.g. financing consulting and investor relations services) using shares of its Common Stock.  The Company has historically taken advantage of these opportunities to conserve cash.

During the three month period ended September 30, 2005 the Company incurred $829,234 in interest expense, which includes amortization of debt discount and deferred financing costs totaling $525,905.  Interest expense for the nine month period ended September 30, 2005 totaled $1,466,115, which includes amortization of debt discount and deferred financing costs totaling $975,226

For the three months ended September 30, 2005 the Company had a net loss of $(3,322,395) compared to a loss of $(3,148,745) for the three months ended September 30, 2004. This represents an increased loss of $173,650.  The Company’s net loss applicable to common shareholders was $(3,429,410) compared to a loss of $(3,244,499) for the three months ended September 30, 2004.  The net loss recorded for the nine months ended September 30, 2005 was $(7,884,040) as compared to a net loss of $(9,997,382) for the comparable period last year, or an improvement of $2,113,342.  The Company’s nine month net loss applicable to common shareholders was $(8,205,085) compared to a loss of $(13,020,397) for the nine months ended September 30, 2004.

These changes in operating results was the result of the reductions in general and administrative expense, as described above, offset by significant increases in financing costs, principally amortization of debt discount and deferred financing costs.

Liquidity and Capital Resources

The Company is currently in urgent need of significant additional capital.  As noted above, its lack of adequate capital has adversely affected its current operations.  Its current cash resources are minimal in comparison to its current liabilities and operating requirements, and the Company does not expect to generate positive cash flow from operations for some time.  Management of the Company is actively developing a new business plan for the Company, and will be seeking financing from a number of different sources.  However, no arrangements are currently in place, and it is not clear if the Company will be able to secure the additional funds it requires to sustain and build its operations.  Moreover, the Company has significant potential exposure as a result of pending lawsuits, defaults on existing obligations and its recent restatement of its operating results for the period ended June 30, 2005.  As a result, the Company may be forced to curtail its operations or seek protection under applicable insolvency laws.

At September 30, 2005, the Company had total assets of $14,722,545 compared to total assets of $12,340,946 at December 31, 2004.  The increase of $2,381,599 is attributable primarily to the $1,907,193 in Common Stock warrants exercised during the quarter.

The Company’s cash was $156,492 as of September 30, 2005, a decrease of $1,099,189 from the $1,255,681 cash on hand as of December 31, 2004.  Cash used in operations was $8,181,996. Accounts receivable were $417,346, an increase of $386,596 from the $30,750 at December 31, 2004.  Accounts payable and accrued liabilities were $3,230,303, a decrease of $1,111,710 from the $4,342,013 at December 31, 2004.

On August 8, 2005 the Company completed a sale of 1,181,909 shares of Common Stock for gross proceeds of $2,127,436 (net proceeds of $1,907,193).  This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.  For further details of this financing, see Item.2 of Part II, below.

Recent Developments

In the first quarter of 2005 the Company began transitioning the production of certain of the Company’s products to the Company’s new Shenyang production facilities.  However, due to the Company’s limited working capital this year, it has been unable to adequately fund the Shenyang operations.  The Company will need to invest substantial additional funds in the Shenyang operations in order to realize the full potential of the manufacturing facility. In particular, it must complete and obtain certification of fire prevention and sewage processing systems or the Company may be forced to halt production until such certifications have been obtained.  However, the Company may not be able to obtain sufficient funds to finance the Company’s full production requirements and if the Company is unable to obtain additional financing the Company may have to substantially curtail the Company’s Shenyang operations, which could have a material adverse impact on the Company’s future operating results in Shenyang.

In October 2005, the Company engaged a new chief executive officer and a new acting chief financial officer, as well as replacing two of its independent directors.  The new management of the Company is undertaking an intensive review of the operations of the Company with the intent of developing a new business plan, but this review is not yet complete.  Additionally, the Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls, which includes determining how certain misstatements occurred in its prior financial statements and implementing the appropriate controls designed to avoid a re-occurrence of this kind of problem.  Again, this review is not yet complete.

Debt

AXM Shenyang currently has a bank loan with an outstanding balance of approximately $3 million, secured by its inventory and by its manufacturing facility (and the underlying real property).  The maturity date for this loan is in January 2006.

AXM Shenyang also obtained loans through a series of short term non-recourse loans from ten individual Chinese lenders.  It is currently in default on these loans, which have a current balance of approximately $494,000.  Although these loans are not secured by any of AXM’s property or assets, the Company could be subject to lawsuits if they are not paid.  Currently, no lawsuits regarding these loans have been initiated and the Company is not aware that any such lawsuits are being contemplated by any of the lenders.

Under the terms of its convertible debentures, the Company is currently required to make monthly principal payments of $171,250, plus interest at 9%.  The Company was unable to pay the interest and principal payments due in October and November 2005, but has not received a notice of default from any of the holders of the debentures.  The Company is currently in discussion with the holders to address this matter.  Management believes that based on the Company’s anticipated cash flow from operations in the near future, it will continue to be unable to pay the principal and interest due, and that it will need to reschedule the payments with the current investors, obtain other sources of financing or make other financial arrangements. No assurance can be given that the Company will be able to achieve any of these.

Other Risks

There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

There is currently only a limited public market for the Common Stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future.   On November 22, 2005, the Company was advised by the American Stock Exchange that it is no longer in compliance with its listing requirements because of the late filing of this report on Form 10-Q.  The Company is currently in discussions with the American Stock Exchange regarding the Company’s plans to assure future compliance with the listing requirements with a view to avoiding delisting proceedings; however, no assurance can be given that these discussions will be successful.  During the month of October 2005, the Common Stock traded an average of approximately 70,657 shares per day.  As of November 18, 2005, the closing bid price for the Common Stock on the American Stock Exchange was $0.62 per share.  As of November 18, 2005, the Company had approximately 143 shareholders of record not including shares held in street name.

The fact that the Company’s directors and officers own approximately 31.37% of the Company’s capital stock may decrease your influence on shareholder decisions.

The Company’s executive officers and directors, in the aggregate, beneficially own approximately 31.37% of the Company’s capital stock.  As a result, the officers and directors will have the ability to influence management and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to bylaws and any merger, consolidation or sale of all or substantially all of the Company’s assets.

The outstanding warrants may adversely affect AXM Pharma in the future and cause dilution to existing Shareholders.

There are currently approximately 10 million warrants outstanding.  The terms of these warrants expire as early as 2007 and as late as 2010.  The exercise price of these warrants range from $1.80 to $5.50 per share, subject to adjustment in certain circumstances.  The holders of the warrants have until August 21, 2008, September 12, 2008, December 31, 2008, June 24, 2007, and April 19, 2010 respectively, to exercise their warrants.  Sales of the shares of Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of the Common Stock, particularly if there is not a coinciding increase in demand by purchasers.  Further, the terms on which the Company may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The Company’s controls and procedures have not been effective to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Audit Committee of the Company’s Board of Directors is continuing its review of the Company’s internal controls to determine how prior misstatements occurred and how to implement controls designed to avoid the occurrence of this kind of problem in the future.

(b)  Changes in internal controls

Due to changes in the Company’s executive and financial officers, changes are being made to the Company’s internal controls.  As of this date, not all of the new policies and procedures have been designed or implemented.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom the Company fired for cause on July 20, 2005. Mr. Cunningham’s counsel claims to have properly served the Company with a summons and complaint and took a default against the Company on November 9, 2005.  The Company disputes the validity of the service, has retained counsel and anticipates that the default will be set aside.  Mr. Cunningham’s complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000.  The complaint also requests declaratory relief to amend an allegedly incorrect Form 8-K filing which stated that Mr. Cunningham was fired for cause.   The Company intends to vigorously defend this case and believes it has meritorious claims against Mr. Cunningham which may be asserted in a cross-complaint.   There has been no discovery in this matter and the Company cannot predict its outcome.

In November 2005, Don Bates, Inc., our former U.S. Good Manufacturing Practices consultant, instituted legal action against AXM in U.S. District Court, District of Nevada, claiming unpaid consultancy fees.  Don Bates, Inc. has alleged that $362,652.00, plus accrued interest, is due to them.   The Company believes this suit is without merit as, among other things, the fees billed by the plaintiff for services rendered to AXM were excessive.    The Company intends to contest this claim and will consider appropriate cross-claims.  There has been no discovery in this matter and the Company cannot predict its outcome.

AXM Shenyang, obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and June 26, 2005, through a series of short term non-recourse loans from ten individual Chinese lenders.  AXM Shenyang is in default on these loans and interest of approximately $494,000.  Although these loans are not secured by any of its property or assets, it could be subject to lawsuits if they are not paid.  Currently, no lawsuits regarding these loans have been initiated and the Company is not aware that any lawsuits are being contemplated by any of the lenders.

In July 2005, the Company received a demand letter from Saatchi & Saatchi, an advertising firm, that alleged that AXM Shenyang owed them approximately RMB582,055.48 (U.S. $71,770) in connection with advertising services supposedly provided to AXM Shenyang.  The Company is currently reviewing their claim and plans to negotiate a settlement of such claim.  The Company does not feel that this matter will have a material impact on its business or operations.

Other than as disclosed herein, the Company is not a party to any material legal proceeding and no such proceeding is known to be contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On August 8, 2005 the Company completed a sale of 1,181,909 shares of Common Stock for gross proceeds of $2,127,436 (net proceeds of $1,907,193).  This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.  Eight out of the nine original purchasers participated in the Special Warrant Offer, and such participants received:

(i) an amendment to the exercise price of their existing Series A warrants reducing the exercise price per share to a price equal to one hundred five percent of the closing bid price of the Company’s common stock on August 8, 2005, or $2.41 per share of Common Stock;

(ii) an amendment to the exercise price of their existing Series B warrants and Series C warrants reducing the exercise price per share of Common Stock to $1.80;

(iii) new Series D incentive warrants in an amount equal to one hundred percent of the number of shares of common stock issued upon exercise of the purchaser’s Series C warrants pursuant to the Special Warrant Offer.  The Series D Incentive Warrants have a term of five years exercisable commencing on October 19, 2005; contain a cashless exercise provision if the Company does not have an effective registration statement within one year; piggyback registration rights; weighted average anti-dilution protection; and an exercise price per share equal to one hundred five percent of the closing bid price of the Company’s Common Stock on August 8, 2005, or $2.41 per share; and

(iv) full ratchet anti-dilution protection on their Promissory Notes for issuances of the Company’s securities at a conversion price, exercise price or price per share less than the Conversion Price (as defined in the Promissory Notes) for a period of three (3) months following the closing date of the Special Warrant Offer.

The one original purchaser under the Purchase Agreement which did not elect to exercise its Series C Warrants pursuant to the Special Warrant Offer retains the right to exercise its Series C Warrants at the reduced price of $1.80 per share; provided, however, such purchaser is not be entitled to receive an adjustment to the exercise prices of its Series A warrants and Series B warrants, the new Series D Incentive Warrants or the full ratchet anti-dilution protection on its notes.  With the exception of the new Series D incentive warrants, the Company did not experience any additional dilution.

The Special Warrant Offer was consummated in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the SEC under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Regulation D promulgated thereunder.

(b) Not Applicable.

(c) Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

On November 22, 2005, the Company was advised by the American Stock Exchange (the “Exchange”) that its failure to timely file its quarterly report on Form 10-Q for the period ended September 30, 2005 is a material violation of the Company’s listing agreement with the Exchange.  The Exchange has given the Company until December 9. 2005 to submit a plan to bring the Company into compliance with the listing requirements.  If the plan submitted by the Company is not accepted or if the Company fails to comply with the plan, it could be subject to delisting proceedings.  The Company is currently in discussions with the Exchange regarding the reasons for its late filing and its plan to avoid late filings in the future.  The Company intends to submit a compliance plan prior to December 9, 2005.  No assurance can be given that such plan will be acceptable to the Exchange.

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

Date: November 28, 2005	AXM PHARMA, INC. By: /s/ Weishi Wang Weishi Wang, Chief Executive Officer

Date: November 28, 2005	AXM PHARMA, INC. By: /s/ Harry Zhang Harry Zhang, Acting Chief Financial Officer

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the Company’s supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Omitted pursuant to SEC Release 34-47986.

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

 Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on the

Company’s most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 28, 2005

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

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the Company’s supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Omitted pursuant to SEC Release 34-47986.

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report the Company’s conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on the Company’s most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: November 28, 2005

/s/  Harry Zhang

Harry Zhang

Acting Chief Financial Officer

          Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Weishi Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/ Weishi Wang

Weishi Wang

Chief Executive Officer

November 28, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AXM Pharma, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Harry Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

/s/  Harry Zhang

Harry Zhang,

Acting Chief Financial Officer

November 28, 2005