Form 10KSB
period 2005-12-31
AXM PHARMA INC
filed 2006-04-17
CIK 1113643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER

                             ----------------------

                                AXM PHARMA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          NEVADA                            20-0745214
                 (STATE OR JURISDICTION OF               (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)          IDENTIFICATION NUMBER)


                     US REPRESENTATIVE OFFICE
                17870 CASTLETON STREET, SUITE 255,
                    CITY OF INDUSTRY, CA 91728                     10591
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (626) 964-2848
                                 (626) 964-3384
   (REGISTRANT'S TELEPHONE NUMBER AND FACSIMILE NUMBERS, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                         COMMON STOCK --$.001 PAR VALUE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK--$.001 PAR VALUE
                         PREFERRED STOCK PURCHASE RIGHTS

                                   WEISHI WANG
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                       17870 CASTLETON STREET, SUITE 255,
                           CITY OF INDUSTRY, CA 91748
                                 (626) 964-2848
            (NAME, ADDRESS AND TELEPHONE NUMBER OF AGENT FOR SERVICE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90 days. Yes x No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2006: $9,529,740

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I

ITEM 1.           BUSINESS                                                  3
ITEM 2.           PROPERTIES                                               14
ITEM 3.           LEGAL PROCEEDINGS                                        15
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                    SECURITIES                                             16
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                    22
ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              27
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL
                  DISCLOSURE                                               27
ITEM 8A.          CONTROLS AND PROCEDURES                                  27
ITEM 8B.          OTHER INFORMATION                                        28

PART III
ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       28
ITEM 10.          EXECUTIVE COMPENSATION                                   28
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS               28
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           28
ITEM 13.          PRINCIPAL ACCOUNTING FEES AND SERVICES                   28

PART IV
ITEM 14.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES               28
                  SIGNATURES                                               29
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               F-1
                  EXHIBITS INDEX                                           E-1

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements made under the captions "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K, as well as statements made from time to time by our representatives may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected manufacturing and sale of pharmaceutical products in China or elsewhere, scale up of facility under United States Good
Manufacturing Practices (US GMP) standards, the timing and amount of future sales of pharmaceutical products, the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and the other factors discussed in connection with any forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW OF AXM PHARMA

     Introduction

         AXM Pharma, Inc., ("AXM", "our", "us" or "we") is a pharmaceutical and nutraceutical company engaged in the production, marketing and distribution of over the counter and prescription pharmaceutical products in The People's Republic of China ("China"). We have licenses to produce market and distribute drug products in various dosages and forms as well as herbal remedies and vitamins and are currently manufacturing four drug products for sale in China. We conduct our business in China through our wholly owned subsidiary, AXM Pharma (Shenyang) Inc. ("AXM Shenyang"). Further information can be found on our website: www.axmpharma.com. The contents of that website are not incorporated herein by reference thereto.

     History

          AXM was originally founded as Wholesale on the Net, Inc in 1999, as a Nevada corporation. In 2001, we changed our named to Wickliffe International Corporation. In 2003, we acquired all of the outstanding shares of Werke Pharmaceuticals, Inc ("Werke"), a Chinese based pharmaceutical company. Werke owns all of the outstanding shares of AXM Shenyang, a "Wholly Foreign Owned Enterprise (WFOE) under Chinese law. In connection with the acquisition of Werke, we commenced operations in our current line of business and changed our name to Axiom Pharmaceuticals and, later in 2003, to AXM Pharma, Inc. We conducted a series of private financings in 2003, 2004 and 2005. Prior to March 2004, our common stock was quoted under the symbol "WICK" on the over-the-counter Bulletin Board. In March 2004, we were listed on the American Stock Exchange under the ticker symbol "AXJ .We continue to be listed on AMEX under the ticker symbol "AXJ".

     Business Strategy

         Our core business strategy is to manufacture and distribute a diverse group of over the counter and prescription pharmaceutical and nutraceutical products, targeting the markets of China, Hong Kong, Taiwan, Korea, The Philippines, Indonesia, Malaysia, Singapore and Thailand. Our growth plan includes expanding our existing product line with new products licensed from North America and Europe. In 2004, we completed the construction of a manufacturing plant in a special economic zone in Shenyang, China. The plant has been certified as satisfying Chinese "Good Manufacturing Practices (GMP)", and we intend to apply for certification of the plant under US GMP as well. This designation would allow us to manufacture pharmaceutical products in China for sale in the United States market. However, we cannot predict when if ever we will obtain certification of the Shenyang plant under US GMP.

         Manufacturing Capabilities

         Our factory in Shenyang includes over 120,000 square feet of production space capable of producing 50,000,000 tubes for ointments, 500,000,000 tablets and 250,000,000 capsules annually. In addition, the plant contains laboratory and administration facilities. The factory is located in a special economic zone, the High-Tech Industrial Development District, established in 1988 by the Chinese government to accelerate the development and industrialization of high-tech industries in the North-Eastern portion of China.

         Current Marketed Products

         AXM Shenyang currently holds 42 licenses to produce over-the-counter and prescription pharmaceutical products in China. To date, we have undertaken commercial sales of products under four of these licenses under approval from the State Food and Drug Administration of China ("SFDA"). Until the completion of our plant and its certification, our products were produced by third-party manufacturers. In the second quarter of 2005, we began to manufacture our products in our new factory. Currently, all of our products are sold through third-party distributors. Our current marketed products are:

         ASARONE: Asarone is a tablet form of medication indicated as an anti-septic, anti-inflammatory, asthma reducing, including pediatric asthma, and coughs prevention medicine. Additionally, Asarone has been used to treat slight and severe infantile pneumonia, child pneumonia, adult bacterial pneumonia, and chronic and acute bronchitis, which are symptoms of SARS. Separately, Asarone, in the form of an injectable solution, has been identified as one of eight experimental drugs recommended by the Chinese State Traditional Chinese Medicine Administration for combating SARS.

         ELEGANCE: Elegance is a menstrual relief pH balanced lotion formulated with eight herbal extracts. The product is positioned as a therapeutic lotion to relieve vaginal itch, vaginal irritation and vaginitis.

         LIVECOMF: LiveComf is a compound sulfur cream used to alleviate dermatitis, seborrheica, scabies, acne and eczema.

         LIFEGATE: LifeGate is an anti-fatigue capsule categorized as a functional food that is used for increased energy and vitality. The product is sold over-the-counter, addressing both the chronic and acute treatment requirements.

         Marketing, Sales and Distribution

         We currently employ 90 individuals involved in marketing and sales. Also, we intend to engage additional domestic third-party distributors to penetrate new markets. We are developing educational programs for hospitals, doctors, clinics and distributors with respect to our product lines. These educational programs are intended to improve sales and promotion of our products. We are planning to advertise our products through medical news paper and magazine related media.

         As our resources permit, we anticipate expanding our current domestic Chinese distribution beyond the cities in which we currently sell through the utilization of new distribution firms in regions currently not covered. We have developed new distribution and marketing relationships with the following firms:

     o   China Nat. Pharma. Group (Sinopharm)
     o   Jin Ming Shi Pharma
     o   DKSH (Taiwan) Limited
     o   KerryFlex Supply Chain Solutions Limited

     Recent Developments

         LIQUIDITY CRISIS. We are in urgent need of additional capital. Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SERIES C CONVERTIBLE PROMISSORY NOTES." Our lack of capital has severely constrained our ability to grow our business. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sources in China to obtain financing to support operations going forward, but to date none of these discussions have resulted in additional financing. If we are unable to raise additional capital in the immediate future, we may be forced to cease business operations.

         DEFAULT ON SERIES C NOTES. Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required principal and interest to the holders of the Notes. We are in negotiations with the holders with a view to restructuring the terms of the Notes. However, no agreement has been reached and, if we fail to reach an agreement, it will be very difficult for us to raise any new funds from other sources (see "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SECURED PROMISSORY NOTES".)

         LOSS OF SUNKIST LICENSE. In 2004, we entered into a Trademark Licensing Agreement with Sunkist Growers Inc. ("Sunkist") that granted us exclusive rights to manufacture, market and sell certain vitamin and vitamin supplements under the Sunkist brand name and trademark until December 2005 in Hong Kong, Taiwan and Macau and until December 2008 in China. Sales under these licenses accounted for approximately 60% of our total sales in 2005. The agreement also granted us a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by the agreement with us. Under the terms of the agreement, we were required to achieve certain sales targets each year, for each category of product licensed under the agreement. In order to support our Sunkist license agreement, we entered into distribution agreements with Zuellig Pharma Ltd. and Zuellig & Woo (Hong Kong) Co., Ltd in March 2005 for distribution the Sunkist brand products in China, Hong Kong, Macau and Taiwan. In addition, we entered into agreements with Kerryflex Supply Chain Solutions Limited and executed a Memorandum of Understanding with DKSH Taiwan Limited, to distribute the Sunkist brand products in Hong Kong and Taiwan. In October 2005, we terminated the distribution agreement with Zuellig Pharma, Inc. and Zuellig & Woo (Hong Kong) Co., Ltd.

         We failed to achieve certain minimum sales targets during 2004 and 2005 for each category of product and failed to pay the minimum royalties stipulated under the license agreement. As a result, Sunkist terminated our agreement with them for sale of products in China on February 20, 2006. The separate license agreement with Sunkist relating to rights to sell certain products in Hong Kong, Macau and Taiwan expired on its stated termination date in December 2005 and has not been renewed. Sunkist has notified us that we are in default with respect to minimum royalties and has demanded payment of $368,000. This amount in included in our Statement of Financial Position under the caption "Current Liabilities."

         SEC INVESTIGATION. The SEC is currently conducting an investigation into the restatement of our June 30, 2005 financial statements. Under prior management, we recorded approximately $2.8 million of revenues related to the sale of Sunkist-branded products through our distributor, Zuellig. These revenues constituted substantially all of our revenues for the quarter ended June 30, 2005. In October 2005, under current management, we determined that such sales were in substance consignment arrangements since we could not determine collectabilty since collections were not due until the distributors shipped the products; therefore, we should not have recognized any revenues from such sales. We reported this matter to the SEC which then decided to conduct an investigation to determine if we and others may have violated the reporting, anti-fraud, accounting and other provisions of the federal securities laws. The investigation is in a relatively early stage and we are not able to predict its outcome. We are fully cooperating with the SEC in this investigation (see "RISK FACTORS - WE ARE CURRENTLY THE SUBJECT OF AN SEC INVESTIGATION INTO OUR RESTATEMENT OF OUR JUNE 30, 2005 FINANCIALS.")

CERTAIN CONSIDERATIONS RELATED TO CHINESE PHARMACEUTICAL COMPANIES

         Chinese Legal Status of AXM Shenyang

         AXM Shenyang, is classified as a Wholly Foreign Owned Enterprise (WFOE) under Chinese Company Law. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company's management, technology, and finances that the typical foreign investor requires. Advantages of qualifying as a WFOE include:

o Ability to carry on business in China rather than just a representative office function;

o Ability to issue invoices to customers in Renminbi (Chinese currency) and receive Renminbi revenues;

o Ability to convert Renminbi profits to US dollars for remittance to foreign parent company outside China;

o    Ability to employ staff directly within China;

o    Protection of intellectual know-how and proprietary technology.

         Potential disadvantages of operating as a WFOE include unlimited liability for claims arising from operations in China, and potentially less favorable treatment from governmental agencies in China and other Chinese companies than we would receive if we operated through a joint venture with a Chinese Partner. We have not experienced any such disadvantages in operating our business as a WFOE thus far.

         Government Regulation

         The modernization of regulations for the pharmaceutical industry is relatively new in China and the manner and extent to which the pharmaceutical industry is regulated will continue to evolve. We are subject to the Pharmaceutical Administrative Law, which governs the licensing, manufacture, marketing and distribution of pharmaceutical products in China and sets penalty provisions for violations of provisions of the Pharmaceutical Administrative Law. In addition, as a WFOE, we are subject to the Foreign Company provisions of the Company Law of the China, which governs the conduct of our wholly owned subsidiary, AXM Shenyang and its officers and directors. Changes in these laws or new interpretations of existing laws may have a significant impact on our methods and our costs of doing business.

         Additionally, we will be subject to varying degrees of regulation and permitting by governmental agencies in China. For example, in 1999, the SFDA established an administrative system for the classification of prescription and over-the-counter drugs. Since then, the SFDA has issued a series of guidelines on interpretation of the new classification system in such areas as labeling, usage instructions and packaging of over-the-counter products.

         Recently, the SFDA implemented new Good Manufacturing Practices guidelines for licensing pharmaceutical products. Our new factory was required to comply with these new guidelines to begin production at the facility and failure to satisfy these new guidelines would have a material adverse effect our business. Our factory received Chinese Good Manufacturing Practices approval in January 2005.

         There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on our business, that regulators or third parties will not raise material issues with regard to our business and operations or our compliance or non-compliance with applicable regulations or that any changes in applicable laws or regulations will not have a material adverse effect on our business.

         Chinese Registered Capital Requirements

         Pursuant to the Company Law of China, we are required to contribute and maintain a certain amount of "registered capital" in our wholly owned subsidiary, AXM Shenyang. This capital may be in the form of tangible or intangible assets. AXM Shenyang's current registered capital requirement is US $10,000,000. We are currently in compliance with the registered capital requirements of the Company Law.

         Chinese Environmental Laws

         We are subject to the environmental laws of China and its local governments. Our operations in China do not involve the use of pollutants. Therefore, we do not incur significant expense related to compliance with such laws nor do we expect to be affected significantly by compliance with such laws.

LICENSING AND INTELLECTUAL PROPERTY

         The State Food and Drug Administration of the government of China issues licenses and permits for permission to market and manufacture pharmaceutical products in China. Generally, licenses and permits issued by the SFDA are revocable at any time, with or without cause. We have been granted 42 product licenses and permits, of which only four licenses currently are commercialized. We likely will undertake a selection process to decide which of our remaining licenses, if any, will be commercialized, and we will determine the timeframe for such commercialization. None of our registered products are currently patented nor do we have any patents pending before the government of China or any other government.

RESEARCH AND DEVELOPMENT

         We have minimal research and development activities. Such activities are focused on quality and laboratory testing of compounds developed by others, and administration of the testing process for such compounds. We have developed working relationships with Shenyang Medical University and the Liaoning Research Institute for Traditional Chinese Medicine and Beijing Shiehe Medical University to acquire new licenses according to market demand in the future.


COMPETITION

         We compete with different companies in different therapeutic categories. For example, with regard to Asarone Tablets, we compete with Liuzhou Pharmaceutical Factory, located in Liuzhou City, Guang Xi Autonomous Region. AXM and Liuzhou are the only two companies approved by the SFDA to manufacture Asarone Tablets. However because Liuzhou distributes its Asarone tablets mainly in Southern China and AXM distributes its products mainly in Northern China, the two companies do not directly compete in their respective markets. We compete with two companies for distribution of our product Lifushu herbal antiseptic skin cream, Zhejiang Wenzhou Pharmaceutical Factory and Ying Kou Biochemical Pharmaceutical Factory. However, one of these competitors, Zhejiang Wenzhou, targets its product to public bath houses, and does not compete in the pharmaceutical distribution segments in which AXM sells Weifukang. Ying Kou Biochemical Pharmaceutical Factory's main business focus is its bulk bioprocessing business. Their herbal antiseptic product is a minor line. Our largest competitor for Cefaxlin Capsules and Norfloxacin Capsules is Yanfeng Pharmaceuticals, also located in Shenyang. Yanfeng Pharmaceutical Company is a recently privatized State Owned Enterprise that employs approximately 400 persons. Their sales territory focus is in Shenyang city. We consider Yanfeng Pharmaceutical Company to be a major competitor.

EMPLOYEES

         At April 13, 2006, we had no employees in our U.S.-based headquarters and 150 full-time employees at our facilities located in China. Certain of our employees in China have instituted legal proceedings in China related to unpaid wages ( see "RISK FACTORS - WE HAVE NOT MADE PAYMENTS TO CERTAIN OF OUR EMPLOYEES AND LENDERS, AND CERTAIN SERVICE PROVIDERS HAVE ASSERTED CLAIMS AGAINST US".)

AVAILABLE INFORMATION


         We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read or obtain a copy of this annual report or any other information we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from the SEC web site at www.sec.gov, which contains our reports, proxy and information statements, and other information we file electronically with the SEC. You can also obtain our filings at our website, www.axmpharma.com.


         The Company also makes its periodic and current reports available, free of charge, on its website, www.axmpharma.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K.

         Our Board of Directors has adopted a Code of Business Conduct and Ethics which is posted on our website at www.axmpharma.com.

 RISK FACTORS

         The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements that we make in this Report and elsewhere (including oral statements) from time to time. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Report.

         RISKS RELATED TO OUR FINANCIAL CONDITION

IF WE FAIL TO RAISE ADDITIONAL CAPITAL IN THE IMMEDIATE FUTURE, WE WILL BE FORCED TO CEASE OPERATIONS

         We are in urgent need of additional capital. Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SERIES C CONVERTIBLE PROMISSORY NOTES." Our lack of adequate capital has severely constrained our ability to grow our business. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sources in China to obtain financing to support operations going forward; however, to date such discussions have not resulted in any additional financing. At this time, we do not know if additional financing will be available, nor can we predict the terms of any such financing. If we are unable to raise additional funds in the immediate future, we may be forced t cease business operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. If additional capital is raised through incurrence of indebtedness, our interest expense will likely increase and restrictive covenants imposed by the lenders may impair our ability to grow our business.

         Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2005, our accumulated deficit was approximately $30 million. Our net loss was $11 million and $14 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $9 million and $10 million for 2005 and 2004, respectively. Our stockholders' equity decreased from $7 million as of December 31, 2004 to $4.1 million as of December 31, 2005.

         WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SERIES C CONVERTIBLE PROMISSORY NOTES.

On April 19, 2005, we entered into a private financing with certain accredited investors and issues secured promissory notes with an aggregate principal amount of $3,425,000. Under the terms of the Notes, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required repayment of principal and interest to the holders of the Notes. We are in negotiations with the holders with a view to restructuring the terms of the Notes. However, no agreement has been reached and, if we fail to reach an agreement, it will likely be impossible for us to raise any new funds. Moreover, one or more holders of the Notes may bring legal claims seeking to enforce their rights against us.

         WE HAVE NOT MADE PAYMENTS TO CERTAIN OF OUR EMPLOYEES AND LENDERS, AND CERTAIN SERVICE PROVIDERS HAVE ASSERTED CLAIMS AGAINST US.

         Due to our limited available cash in the forth quarter, we were unable to allocate sufficient cash to our Chinese subsidiary, AXM Shenyang, for it to pay its approximately 150 employees. As a result some of these employees have resigned. Further, we received notices from the Labor Arbitration Committee in China that 11 of our current and former employees have filed a labor arbitration claim for unpaid salaries and un-reimbursed expenses in the aggregate amount of RMB429,958 ( $53,081).

         In addition, AXM Shenyang obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and June 26, 2005, through a series of short term non-recourse loans from ten individual Chinese lenders. AXM Shenyang is in default on the principal of these loans and interest of approximately $494,000. Although these loans are not secured by any of our property or assets, we could be subject to legal action if these loans are not repaid. Currently, no lawsuits regarding these loans have been initiated and we are not aware that any lawsuits are being contemplated by any of the lenders. However, we can not assure you that the lenders will not take legal action in the near term.

         We have also received demand letters from Saatchi & Saatchi, alleging that we owe them approximately RMB582,055.48 (U.S. $71,770) in connection with advertising services allegedly provided to AXM Shenyang and from Sunkist alleging that we owe them $368,000 for minimum royalty payments.

         We do not have the ability to satisfy these contingent liabilities should adverse judgments be entered against us. In addition, these matters make it more difficult for us to raise new capital and divert scarce financial resources and management time to defend against the various claims.

         WE ARE CURRENTLY IN LITIGATION WITH SEVERAL SERVICE PROVIDERS AND OUR FORMER CHIEF EXECUTIVE OFFICER AND AN ADVERSE DETERMINATION IN THESE PROCEEDINGS COULD FURTHER ADVERSELY AFFECT OUR LIQUIDITY.

         There is currently pending in Los Angeles superior court, a lawsuit filed by Praxis Advertising and Design, Inc. claiming payment of an unpaid package design fee of $119,800. In addition, in November 2005, Don Bates, Inc., our former U.S. Good Manufacturing Practices consultant, instituted legal action against us in U.S. District Court, District of Nevada, claiming unpaid consultancy fees. Don Bates, Inc. has alleged that $362,652.00, plus accrued interest, is due to them. In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham's counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005. Mr. Cunningham's complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000. We intend to contest these claims and will consider appropriate cross-claims. An adverse determination in one or more of these proceedings would further impair our liquidity.

         WE ARE CURRENTLY THE SUBJECT OF AN SEC INVESTIGATION INTO OUR RESTATEMENT OF OUR JUNE 30, 2005 FINANCIALS.

         The SEC is currently conducting an investigation into the restatement of our June 30, 2005 financial statements. Under prior management, the Company recorded approximately $2.8 of revenues related to the sale of Sunkist-branded products through our distributor, Zuellig. These revenues constituted substantially all of our revenues for the quarter ended June 30, 2005. In October 2005, under current management, we determined that such sales were in substance consignment arrangements since we could not determine collectabilty since collections were not due until the distributors shipped the products; therefore. We should not have recognized any revenues from such sales. We reported this matter to the SEC which then decided to conduct an investigation to determine if we and others may have violated the reporting, anti-fraud, accounting and other provisions of the federal securities laws. The investigation is in a relatively early stage and we are not able to predict its outcome. We are fully cooperating with the SEC in this investigation.

         The pendency of the SEC investigation has had a material adverse affect upon our ability to raise new capital. A number of prospective investors have indicated they are not willing to proceed with an investment in the Company until the SEC investigation is resolved. Moreover, if the SEC determines to seek sanctions against the Company following completion of its investigation, such sanctions could create further difficulties for our ability to raise capital and continue in business.

         IF WE FAIL TO CONTINUE TO MEET ALL APPLICABLE AMERICAN STOCK EXCHANGE REQUIREMENTS, OUR COMMON STOCK COULD BE DELISTED, WHICH WOULD ADVERSELY AFFECT THE MARKET LIQUIDITY AND PRICE OF OUR COMMON STOCK .

         Our common stock is listed on the American Stock Exchange (AMEX). In order to maintain that listing, we must satisfy minimum financial and other requirements. The AMEX has notified us that we may not be in compliance with their continued listing standards because our substantial operating losses cast doubt upon our ability to continue as a going concern and three of our independent directors resigned in February, including the Chair of our Audit Committee. We have responded to the AMEX with a plan to improve our financial condition and we have notified the AMEX that we have elected two new independent directors, one of whom qualifies as a financial expert. The AMEX is currently considering our responses. If they deem the responses inadequate, or if we are unable to execute our plan to improve our financial condition, then the AMEX may commence delisting proceedings against us. In this regard, it should be noted that our plan depends upon obtaining funds from third parties and, to date, we have not closed any arrangements with such third parties to provide the necessary funding. The AMEX has stated that we must execute upon our plan to improve our financial condition by May 2, 2006.

         If we fail to continue to meet all applicable AMEX requirements in the future and AMEX determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

         OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE, WHICH MAY RESULT IN OUR FILING UNRELIABLE REPORTS WITH THE SEC.

         As a result of the restatement discussed above, we concluded that our disclosure controls and procedures have not been effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is processed, summarized and reported within the time periods specified by the SEC. As a result, our SEC reports may not be reliable. This may impair our ability to raise new capital. It may also expose us to new liabilities if we file false or misleading reports. .

         WE HAVE OUTSTANDING WARRANTS THAT MAY ADVERSELY AFFECT US IN THE FUTURE AND CAUSE DILUTION TO EXISTING SHAREHOLDERS.

         In connection with the issuance of the Secured Promissory Notes, we issued warrants to holders of the Notes to purchase our common stock at certain prices as adjusted pursuant to the terms of the warrants. The warrants were issued in tranches with exercise periods expiring on June 24, 2007, August 21, 2008, September 12, 2008, and December 31, 2008. There are currently 3,683,689 warrants outstanding, which are exercisable at a price of $3.00 per share, with the exception of those warrants which expire on June 24, 2007, which are exercisable at a price of $5.50 per share, subject to adjustment in certain circumstances. Exercise of the warrants may cause dilution in the interests of other shareholders as a result of the additional common stock that would be issued upon exercise. In addition, sales of the shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants as well.

         RISKS RELATED TO OUR BUSINESS OPERATIONS IN CHINA

         WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS OR REIMBURSEMENT FROM THE SALE OF OUR PRODUCTS.

         The manufacture and sale of pharmaceutical products in China is highly regulated by a number of state, regional and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approval and reimbursement listings for marketing new and existing products. In addition, our future growth and profitability are, to a significant extent, dependent upon our ability to obtain timely regulatory approvals and reimbursement from the relevant authorities.

         CHANGES IN THE LAWS AND REGULATIONS IN CHINA MAY ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS.

         The pharmaceutical industry is relatively new in the emerging markets of China that we are targeting, and the manner and extent to which it is regulated in these geographical areas is evolving. As a Chinese corporation, AXM Pharma is subject to the Company Law of The Peoples Republic of China and more specifically to the Foreign Company provisions of the Company Law and the Law on Foreign Capital Enterprises of the People's Republic of China. Additionally, as a pharmaceutical company, we are subject to the Pharmaceutical Administrative Law. Changes in existing laws or new interpretations of such laws may have a significant impact on our methods and costs of doing business. For example, new legislative proposals for pharmaceutical product pricing, reimbursement levels, approval criteria and manufacturing requirements may be proposed and adopted. Such new legislation or regulatory requirements may have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we will be subject to varying degrees of regulation and licensing by governmental agencies in China. There can be no assurance that the future regulatory, judicial and legislative changes will not have a material adverse effect on AXM Pharma, that regulators or third parties will not raise material issues with regard to AXM Pharma or our compliance or non-compliance with applicable laws or regulations or that any changes in applicable laws or regulations will not have a material adverse effect on AXM Pharma or our operations.

         WE MAY EXPERIENCE BARRIERS TO CONDUCTING BUSINESS DUE TO GOVERNMENTAL POLICY.

         The SFDA set up a classification administrative system in 1999 for prescription and over-the-counter drugs. Since then, the SFDA has issued a series of guidelines for interpretation of the new classification system for labeling, usage instructions and packaging of over-the-counter products. The SFDA currently requires that pharmaceutical manufacturers clearly label drugs for over-the-counter sales and distinguish them from those to be sold in hospitals as ethical drugs. We have instituted this policy as required by the SFDA. To date, we have never experienced any problems with compliance with the regulations of the SFDA. We have never been investigated for noncompliance by this agency nor have we violated any regulations of the SFDA.

         OUR  BUSINESS  MAY  BE  ADVERSELY   AFFECTED  BY  GOVERNMENT  PLANS  TO
CONSOLIDATE STATE OWNED PHARMACEUTICAL COMPANIES IN CHINA.

         The Ministry of Commerce announced plans to consolidate nearly 5,000 state owned pharmaceutical companies into approximately 12 to 15 companies. The Ministry of Commerce has stated that it targets the size of these remaining firms to be at least U.S. $ 10.0 billion revenue per annum in the future (U.S.$
5.0 billion by the year 2010). Their primary business will be to make generic pharmaceutical products for sale to state owned hospitals. The planned consolidation has already commenced and is anticipated to continue until the goals of the Ministry of Commerce have been realized. We are not aware, however, at this time of how many companies have been consolidated or when the planned consolidation will be completed. A recent example of the consolidation amongst state owned pharmaceutical companies is the acquisition by the conglomerate Huayuan Group of a 40% stake in Shanghai Pharmaceutical Group. This new company will be involved in manufacture, distribution and research and development. An objective of the consolidation is to establish a manufacturing standard consistent with U.S. Good Manufacturing Practices. It is planned that all products manufactured in The Peoples Republic of China will meet U.S. Good Manufacturing Practices standard in the future.

         CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO REMIT INCOME TO THE UNITED STATES.

         China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. In order to comply with these regulations we may have to revise or change the banking structure of our company or its subsidiaries Although we believe that we are currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change we may not be able to remit all income earned and proceeds received in connection with our operations to the U.S.

         FLUCTUATION OF THE RENMINBI COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The value of the Renminbi fluctuates and is subject to changes in China's political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People's Bank of China, which are set daily based upon the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to US dollars has generally been stable.

         On July 21, 2005, the PRC allowed the RMB to fluctuate within a narrow range, ending its decade-old fixed valuation peg to the US dollar. The new RMB rate reflects an approximately 2% increase in value against the US dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the US dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk.

         WE MAY FACE OBSTACLES FROM THE POLITICAL SYSTEM IN CHINA.

         Foreign companies conducting operations in China face significant political, economic and legal risks. The government of the Peoples Republic of China has a history of intervening in business affairs in order to achieve its political objectives. While current policies favor foreign investment, these policies may change without warning. Moreover, corruption and a legal system which is not fully developed pose significant risks for companies doing business in China.

         WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN CHINA.

         China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

         IT WILL BE EXTREMELY DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS BASED IN CHINA.

         Because several of our directors, including Wei Shi Wang, the chairman of our Board of Directors, are Chinese citizens it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against AXM Pharma and/or its officers and directors by a shareholder or group of shareholders in the U.S. Also, although our executive officers are U.S. citizens, because they may be residing in China at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult. Furthermore, because the majority of our assets are located in China, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court.

         THERE CAN BE NO GUARANTEE THAT CHINA WILL COMPLY WITH THE MEMBERSHIP REQUIREMENTS OF THE WORLD TRADE ORGANIZATION.

         Due in part to the relaxation of trade barriers following World Trade Organization accession in January 2002, we believe the Chinese market presents a significant opportunity for both domestic and foreign drug manufacturers. With the Chinese accession to the World Trade Organization, the Chinese pharmaceutical industry is gearing up to face the new patent regime that is required by World Trade Organization regulation. The Chinese government has begun to reduce its average tariff on pharmaceuticals. China has also agreed that foreign companies will be allowed to import most products, including pharmaceuticals, into any part of China. Current trading rights and distribution restrictions are to be phased out over a three-year period. In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.

         GENERAL BUSINESS RISKS

         WE MAY NOT BE ABLE TO ADEQUATELY PROTECT AND MAINTAIN OUR INTELLECTUAL PROPERTY.

         Our success will depend in part on our ability to protect and maintain intellectual property rights and licensing arrangements for our products. None of our products are patented. As a result, competitors may be able to sell products that are substantially the same as our products. We depend upon licenses from third parties for the rights to sell our products. No assurance can be given that licenses or rights used by us will not be challenged, invalidated, infringed or circumvented, or that the rights granted thereunder will provide competitive advantages to us. There can be no assurance that we will be able to obtain a license to any third-party technology that we may require to conduct our business or that such technology can be licensed at a reasonable cost. There is no certainty that we will not be challenged by our partners for non-compliance with our licensing arrangements. Furthermore, there can be no assurance that we will be able to remain in compliance with our existing or future licensing arrangements. Consequently, there may be a risk that licensing arrangements are withdrawn with no penalties to the licensor or compensation to us.

         WE MAY HAVE DIFFICULTY COMPETING WITH LARGER AND BETTER FINANCED COMPANIES IN OUR SECTOR.

         The prescription and over-the-counter drug markets in China are very competitive and competition may increase. Products compete on the basis of efficacy, safety, side effect profiles, price and brand differentiation. Some of our competitors may have greater technical and financial resources than we do and may use these resources to pursue a competitive position that threatens our products. Our products could be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat conditions addressed by our products, as a result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of our competitors.

         WE ARE DEPENDANT ON CERTAIN KEY EXISTING AND FUTURE PERSONNEL.

         Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees such as Zhenyu Kong, our President of China Operations and Chief Operating Officer of AXM Shenyang; and, Wang Wei Shi, Chief Executive Officer of AXM Shenyang and Chairman of AXM Pharma. The loss of the services of one or more of our key employees could have a material adverse effect on our operations. We do not currently maintain key man life insurance on any of our key employees. In addition, as our business plan is implemented, we will need to recruit and retain additional management and key employees in virtually all phases of our operations. Key employees will require not only a strong background in the pharmaceutical industry, but a familiarity with language and culture in the markets in which we compete. We cannot assure that we will be able to successfully attract and retain key personnel.

         WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS IN THE FUTURE.

         We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse side effects. Side effects or marketing or manufacturing problems pertaining to any of our products could result in product liability claims or adverse publicity. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. Furthermorewe do not currently maintain product liability insurance, although we have not historically experienced any problems associated with claims by users of our products,

         THERE MAY NOT BE SUFFICIENT LIQUIDITY IN THE MARKET FOR OUR SECURITIES IN ORDER FOR INVESTORS TO SELL THEIR SECURITIES.

         There is currently only a limited public market for our common stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of March 2006, our common stock traded an average of approximately 134,957 shares per day. As of April 13, 2006, the closing bid price of our common stock on the American Stock Exchange was $.43 per share. As of April 13, 2006, we had approximately 134 shareholders of record not including shares held in street name. In addition, during the past two years our common stock has had a trading range with a low price of $.30 per share and a high price of $7 per share.

         THE FACT THAT OUR DIRECTORS AND OFFICERS OWN APPROXIMATELY 27.57% OF OUR CAPITAL STOCK MAY DECREASE YOUR INFLUENCE ON SHAREHOLDER DECISIONS.

         Our executive officers and directors, in the aggregate, beneficially own approximately 27.57% of our capital stock. As a result, our officers and directors will have the ability to influence our management and affairs and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to our bylaws and any merger, consolidation or sale of all or substantially all of our assets.

ITEM 2.  PROPERTIES

         Our corporate and United States offices are located at 17870 Castleton Street, Suite 255, City of Industry, California 91748. The current rent for these premises is $1,842 per month. Our lease expires on January 24, 2009. In January 2006, we closed our office located at 7251 West Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128. The rent for the office in Las Vegas was $5,378 per month.

         Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The People's Republic of China. The current rent for these facilities is US$2,917 per month and our lease expires in October 2007.

         Our factory is located at No. 2 Feiyun Road, Nunnan New District, Shenyang, China. It is a 120,000 square foot facility comprised of a solid dose facility, an ointment facility, and an administrative building.

ITEM  3. LEGAL PROCEEDINGS

            In February 2006, we became aware of a lawsuit filed in Los Angeles superior court from the Praxi Advertising and Design, Inc. claiming payment of an unpaid package design fee of $119,800.

         In November 2005, Don Bates, Inc., our former U.S. Good Manufacturing Practices consultant, instituted legal action against us in U.S. District Court, District of Nevada, claiming unpaid consultancy fees. Don Bates, Inc. has alleged that $362,652.00, plus accrued interest, is due to them. We believe that this suit is without merit as, among other things, the fees billed by the plaintiff for services rendered to us were excessive. We intend to contest this claim and will consider appropriate cross-claims. There has been no discovery in this matter and we cannot predict its outcome.

         In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham's counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005. We are disputing the validity of the service, and have retained counsel. We anticipate that the default will be set aside. Mr. Cunningham's complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000. The complaint also requests declaratory relief to amend an allegedly incorrect Form 8-K filing which stated that Mr. Cunningham was fired for cause. We intend to vigorously defend this case and believe hawse have meritorious claims against Mr. Cunningham which may be asserted in a cross-complaint. There has been no discovery in this matter and we cannot predict its outcome.

         AXM Shenyang obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and June 26, 2005, through a series of short term non-recourse loans from ten individual Chinese lenders. AXM Shenyang is in default on the principal of these loans and interest of approximately $494,000. Although these loans are not secured by any of our property or assets, we could be subject to legal action if these loans are not repaid. Currently, no lawsuits regarding these loans have been initiated and we are not aware that any lawsuits are being contemplated by any of the lenders.

         In July 2005, we received a demand letter from Saatchi & Saatchi, an advertising firm, that alleged that we owed them approximately RMB582,055.48 (U.S. $71,770) in connection with advertising services provided to AXM Shenyang. We currently are reviewing their claim and intend to negotiate a settlement of such claim. We do not anticipate that this matter will have a material impact on our business or operations.

         The SEC is currently conducting an investigation to determine if we and others may have violated the reporting, anti-fraud, accounting and other provisions of the federal securities laws. This investigation resulted from our restatement of our financial statements for the period ended June 30, 2005. The investigation is currently at an early stage and we are not able to assess the likelihood that the SEC will commence enforcement proceedings against us or the nature and potential impact of any remedies the SEC might seek. We are cooperating fully with the SEC in this investigation.

ITEM 4.  SUBMISSION OF REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

         The Company did not submit any matters to a vote of the security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The common stock is currently listed on the American Stock Exchange under the symbol "AXJ." Prior to March 14, 2003, the date on which the reverse acquisition with Werke Pharmaceuticals, Inc. occurred, the common stock was quoted under the symbol "WICK" on the over-the-counter Bulletin Board.

         The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2004. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2004 and 2005                                             HIGH      LOW
                                                                 ----      ---
Quarter Ended March 31, 2004 .......................             7.30      3.80
Quarter Ended June 30, 2004 ........................             5.49      3.70
Quarter Ended September 30, 2004 ...................             4.35      2.05

Quarter Ended December 31, 2004 ....................             3.63      1.80
Quarter Ended March 31, 2005 .......................             3.15      2.21
Quarter Ended June 30, 2005 ........................             2.75      1.72
Quarter Ended September 30, 2005 ...................             2.35      1.23
Quarter Ended December 31, 2005 ....................             1.61      0.30


         Starting on March 3, 2004, our common stock listed on the American Stock Exchange, also called the AMEX, under the trading symbol "AXJ."

         At April 13, 2006, the closing bid price of our common stock was $.43 per share and there were approximately 134 record holders of our common stock. This number excludes any estimate by AXM Pharma of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

         We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         In March 2003, we issued an aggregate of 11,420,000 shares of common stock in exchange for all of the issued and outstanding capital stock of Werke Pharmaceuticals, Inc. The shares issued to the former shareholders of Werke
Pharmaceuticals, Inc. were issued to 25 accredited investors pursuant to an exemption from registration under Section 4(2) of the Securities Act and to 33 non-U.S. persons pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

         In April 2003, we issued 30,000 shares of restricted common stock to Rabelaisian Resources, Plc. pursuant to a consulting agreement for business and product development services. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.80 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Rabelasian Resources was $54,000.

         On April 30, 2003, we issued 150,000 shares of restricted common stock to Madden Consulting, Inc. pursuant to a consulting agreement for investor and public relations services. On September 18, 2003, we issued an additional 400,000 shares to Madden Consulting, in connection with renewal of its consulting agreement. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares issued on April 30, 2003, were valued at

$1.80 per share and the shares issued on September 18, 2003, were valued at $5.00 per share, the market price for shares of our common stock at the respective times of issuance. The total aggregate value of the consideration paid to Madden Consulting was $270,000 on April 30, 2003, and $2,000,000 on September 18, 2003.

         In May, 2003, we issued 25,000 shares of restricted common stock to Robert Alexander pursuant to a consulting agreement for services related to the identification and evaluation of pharmaceutical companies, products and licenses in Canada. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.50 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Robert Alexander was $37,500.

         On May 21, 2003, we issued 40,000 shares of restricted common stock to Amaroq Capital, LLC pursuant to a consulting agreement for services related to business development and financial consulting. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.75 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Amaroq Capital was $70,000.

         In May 2003, we issued 15,000 shares of restricted common stock to McCartney Multimedia, Inc. in consideration for the creation of our website and corporate logo. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $1.75 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to McCartney Multimedia was $26,250.

         In June 2003, we issued 80,000 shares of restricted common stock to Woodbridge Management, Ltd. pursuant to a consulting agreement for services related to business development, corporate strategy, and assistance with joint ventures, mergers and acquisitions. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $4.45 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Woodbridge Management was $356,000.

         On August 21, 2003, and September 12, 2003, we issued 2,750,000 shares of our preferred stock at a price per share of $2.00 and 2,750,000 warrants, each of which entitles the holder to purchase one share of our common stock for a period of five years from the date of issuance at a price of $3.00 per share, to two accredited investors pursuant to a private equity financing. Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment for certain occurrences. We also issued a five-year warrant to purchase up to 275,000 units, with each Unit consisting of one share of preferred stock and one warrant at an exercise price of $2.00 per Unit, to TN Capital Equities, Ltd., our placement agent in connection with the private equity financing. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

         On August 31, 2003, we issued 41,667 shares to Peter Cunningham, our President and Chief Executive Officer, pursuant to the terms of his employment agreement with us. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.00 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Peter W. Cunningham was $208,335.

         On September 18, 2003, we issued 100,000 shares to Lan Hao, our Chief Financial Officer, pursuant to the terms of his employment agreement with us. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.00 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Lan S. Hao was $500,000.

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

         On January 26, 2004, the Board authorized the issuance of 100,000 shares of restricted common shares and 50,000 warrants to Great Eastern Securities, Inc. pursuant to an investment banking agreement. The shares are to be released quarterly based upon a vesting schedule of 25,000 shares per quarter during the term of the agreement. Pursuant to an agreement that was executed on December 18, 2003, Great Eastern will provide investor relations related services and assist us with broker relations for our stock. The warrants are for a term of five years and have an exercise price equal to $4.74 per share. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Great Eastern Securities, Inc. was $639,828, including a $104,828 charge for the value of the warrants issued.

         On February 2, 2004 and April 20, 2004, we issued 200,000 shares of restricted common and 100,000 shares of restricted common, respectively to the Aston Organization pursuant to a consulting agreement and amendment thereto. 20,000 shares were released when the April 20, 2004 amendment was signed. The remaining 180,000 shares are to be released monthly based upon a vesting schedule of 15,000 shares per month during the term of the agreement. The services to be provided under the agreement are investor relations. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $5.65 per share and $4.27 per share, respectively, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the Aston Organization was $1,557,000.

         On May 7, 2004, we issued 120,000 shares of restricted common stock, and 200,000 warrants at $6.00 per warrant, to XCL Partners, Inc. 20,000 shares were released when the agreement was signed on June 24, 2004. The remaining 100,000 shares are to be released monthly based upon a vesting schedule of 10,000 shares per month for ten months , beginning 30 days after effective date of the agreement The services to be provided under the agreement are investor relations. 20,000 warrants shall vest immediately. The remaining 180,000 warrants shall be released monthly based on a vesting schedule of 15,000 warrants per month for eleven months. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $4.09 per share, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the XCL Partners will be $ 490,800.

         On May 10, 2004, we issued 300,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement for investor and public relations services. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance. The total aggregate value of the consideration paid to Madden Consulting was $1,176,000.

         On June 24, 2004, we issued 30.425 shares of our preferred stock, at a price per share of $100,000 and 357,936 common stock purchase warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share to accredited investors pursuant to a private equity financing. Each share of the preferred stock is convertible into a number of fully paid and non-assessable shares of our common stock obtained by dividing the face value of $100,000 per share by the fixed conversion price of $4.25 per share. In addition, we issued to HC Wainwright, our placement agent, a three-year warrant to purchase up to 3 shares of our Series C Preferred Stock at a price of

$100,000 per share and up to 53,691 warrants on a pro-rata basis to the number of shares of Preferred Stock purchased upon exercise. We also issued 53,691 warrants to The Shemano Group, our co-placement agent. The private equity financing described above was made pursuant to the exemption from the registration provisions of the Securities Act for issuances not involving a public offering provided by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. The securities issued have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

         On July 21, 2004, we issued 100,000 shares of restricted common stock to Chet Howard, our former Chief Financial Officer and Chief Accounting Officer. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued using the closing stock price on the date of issue, pursuant to which the stock was valued at $3.83 at the time of issuance. The total aggregate value of the consideration paid to Mr. Howard was valued at $383,000.

         On July 21, 2004, we issued 100,000 shares of restricted common stock to Harry Zhang, our Chief Accounting Officer of our wholly owned subsidiary. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act for issuances not involving a public offering. The shares were valued using the closing stock price on the date of issue, pursuant to which the shares were valued at $3.83 at the time of issuance. The total aggregate value of the consideration paid to Mr. Zhang was valued at $383,000.

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

         On January 19 and June 29, 2005, we issued 50,017 and 28,583 shares of common stock as dividends to Series C Preferred shareholders as payment of interest totaling $141,048 and $40,016, respectively.

         On March 31, 2005 we issued 350,000 shares of restricted common stock to Madden Consulting as compensation for investor relations consulting services. The stock was valued at $2.74 per share, the closing stock price on the date of issuance, the Company recognized $959,000.

         In March 2005, we issued 94,117 shares of common stock to Iroquis Capital for the conversion of 4 shares of Series C Preferred Stock.

         In March 2005, we issued 725,000 shares of common stock to SF Capital for the conversion of 725,000 shares of Series A Preferred.

         In March 2005, we issued 30,000 shares of restrict stock to each of XCL Partner Inc. and Ashton Organization pursuant to consulting services. The total value the consideration was $80,400 and $79,500, respectively.

         On April 1, 2005, we issued 40,000 shares of restricted common stock to Newbridge Securities as compensation for investor relations consulting services. The stock was valued at $2.75 per share, the closing stock price on the date of issuance; the Company recognized $110,000 in expenses for the issuance of this stock. On April 1, 2005 we issued 45,000 shares of stock to Zhu Ming and 10,000 shares of stock to Li Shuzhen, both at $2.75 per share and totaling $151,250 for certain license rights.

         On April 19, 2005, AXM Pharma, Inc. accepted subscriptions in the amount of $3,425,000, with 8 accredited investors pursuant to a private equity financing. The placement was co-managed by H.C. Wainwright & Co, Inc. and Chardan Capital Markets. Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent, were approximately $2,767,500. We issued 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note and three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants) and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants). For each $500,000 of Notes purchased pursuant to that certain Note and Warrant Purchase Agreement entered into on April 19, 2005 between the Company and those Purchasers listed on Exhibit A to the Agreement, such Purchaser shall receive a Series A Warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.90 per share and a Series B Warrant to purchase up to 300,000 shares of Common Stock at an exercise price per share of $3.50. Each Purchaser shall also be entitled to receive a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser's Note at an exercise price per share equal to the Conversion Price. The Series A Warrants and the Series B Warrants shall expire five (5) years following the Closing Date and the Series C Warrants shall expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.

         Each Note is due on April 19, 2007 and is convertible at the option of the holder anytime in whole or in part at $2.10. The notes bear interest at the rate of nine percent (9%) per annum, convertible into shares of AXM's common stock, par value $0.001 per share. The interest is payable monthly commencing on the fifth (5th) month following the issuance date, in cash or in shares of AXM's common stock. Commencing on the fifth (5th) month following the issuance date and continuing thereafter on the first (1st) business day of each month until the maturity date, AXM shall pay the principal installment amount equal to one-twentieth (1/20th) of the original principal amount of the note plus any accrued but unpaid interest to the holder; provided, however, if on any principal payment date, the outstanding principal amount of the note plus any accrued but unpaid interest is less than the principal installment amount, then AXM shall pay such lesser amount. AXM may pay the Principal Installment Amount in cash or registered shares of common stock. If AXM elects to pay the principal installment amount in registered shares of common stock, the number of registered shares of common stock to be issued to the holder shall be an amount equal to the Principal Installment Amount divided by eighty-five percent (85%) of the average of the VWAP for the five (5) trading days immediately preceding the principal payment date; provided, that, in no event shall the number of registered shares of common stock to be issued to the holder be greater than an amount equal to the principal installment amount divided by eighty percent (80%) of the VWAP on the date AXM provides the holder with notice as to how AXM will pay the upcoming Principal Installment Amount, which notice must be given ten
(10) business days prior to such payment.

         The parties to the Note and Purchase Agreement, along with AXM's wholly owned subsidiary AXM Pharma (Shenyang) Inc., also entered into a Security Agreement dated April 19, 2005. Pursuant to the Security Agreement, Investors are granted a security interest in the real property at which AXM Pharma (Shenyang) Inc.'s factory is located and all equipment and inventory of every kind and nature located on the real property, as well as all proceeds and products of such real property, except for any accounts receivables. This security is senior to all other creditors except for the existing line of credit with Shanghai Pudong Development Bank. Additionally, AXM also granted a security interest in 100% of the shares of its wholly owned subsidiary, Werke Pharmaceuticals, Inc., which owns AXM Shenyang.

         In addition to its fees and expenses, the placement agent and co-placement agent, or its assigns, will receive commissions and warrants as follows, but each agent shall only receive such commissions and warrants for the investors participating in the offering through each agent's own efforts. A selling commissions in an amount equal to 10% of the gross subscription proceeds shall be awarded, as well as one (1) 5-year Warrant to purchase shares of the Company's Common Stock at $2.90 per share for each 10 shares underlying the Notes and Warrants issued by the Company in connection with the offering.

          On April 22 and April 26, 2005, we issued totaling 78,329 shares of common stock to SRG Capital for the conversion of fractional shares of Series C Preferred.

         On June 14, 2005, we issued 11,700 shares of common stock to Gryphon Master Fund for the conversion of 11,700 shares of Series A Preferred Stock.

         On July 1 and August 10, 2005, we issued totaling 111,800 shares of Common Stock to National Financial Service in connection with the conversion of 111,800 shares of its Series A Preferred Stock.

         On August 8, 2005, we completed a sale of shares of Common Stock by the exercise of the Company's warrant for gross proceeds of $2,127,436. This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.

         On August 31, 2005, we issued 150,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement. The services to be provided under the consulting agreement were investor and public relations, which was valued at $252,000.

         On September 9, 2005, we issued 50,000 shares to Ashok Patel pursuant to a consulting agreement. The services to be provided under the consulting agreement were advisory of strategic licensing and marketing, which was valued as $77,000.


             On September  19, 2005,  we issued  245,645  shares of Common Stock
(valued at $334,077) to convertible debenture holders in payment of principal and interest due under the debentures. Of this amount, $171,250 represented principal payments and the balance interest expense.

Equity Compensation Plan Information

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                               (A)                          (B)                          (C)
                                Number of securities to be   Weighted average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a)

------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity Compensation plans       2,477,500                    $4.58                        522,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity  compensation plans not  1,493,334                    $4.05                        0
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                           2,477,500                    $4.58                        522,500
------------------------------- ---------------------------- ---------------------------- ----------------------------


We did not issue any options in 2005 under our 2005 equity incentive plan, approved by our shareholders in March 2005.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         AXM Pharma, Inc. is a pharmaceutical and nutraceutical company engaged in the production, marketing and distribution of over the counter and prescription pharmaceutical products in China. We have licenses to produce, market and distribute drug products in various dosages and forms, as well as herbal remedies and vitamins. Currently, subject to having sufficient resources, we plan to develop sales of Chinese products such as Asarone, Lifegate, LiveComf and Elegance though our operations in Shenyang. Products sold through AXM Shenyang will be sold primarily to the mainland Chinese market, which includes hospital and retail sales. We plan to continue to deemphasize hospital sales in favor of retail sales through pharmacies, which generally provide better margins than hospital sales.

LIQUIDITY AND CAPITAL RESOURCES

         We are in urgent need of additional capital. Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR CONVERTIBLE PROMISSORY NOTES." These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sourcess in China to obtain financing to support operations going forward; however, to date these discussions have not resulted in our obtaining any additional financing. At this time, we do not know if additional financing will be available, nor can we predict the terms of any additional financing. If we do not raise additional capital in the immediate future, we may be forced to cease operations. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. If additional capital is raised through incurrence of indebtedness, our interest expense will likely increase and restrictive covenants imposed by the lenders may impair our ability to grow our business.

         Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2005, our accumulated deficit was approximately $30 million. Our net loss was $11 million and $14 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $9.1 million for 2005. Our stockholders' equity decreased from $7 million as of December 31, 2004 to $4 million as of December 31, 2005.

         Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required repayment of principal and interest to the holders of the Notes. We are in negotiations with the holders with a view to restructuring the terms of the Notes. However, no agreement has been reached and, if we fail to reach an agreement, it will likely be impossible for us to raise any new funds (see "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SECURED PROMISSORY NOTES".)

         Cash Sources and Uses

         Total assets increased from $12,340,946 at December 31, 2004 to $13,729,011 at December 31, 2005. The increase is primarily attributable to the receipt of $4,941,192 and $2,654,467 in net proceeds from the placement of securities and short-term bank loans offset by losses incurred in normal operations.

         Our total outstanding current liabilities increased to $9,639,604 at December 31, 2005, as compared to approximately $5,346,696 at December 31, 2004. The increase in current liabilities was the result of an increase in short-term loans and accrued interest and principle on the secured promissory notes.

         From December 31, 2004, to December 31, 2005, our cash and cash equivalents decreased by approximately $1,163,062. We received net proceeds from the sale of the secured promissory notes of $3,034,000. We also received $1,907,193 form the exercise of warrants to acquire common stock. These amounts were offset by general, administrative and selling expenses of approximately
$7,621,405. The sales, general and administrative expenditures were incurred primarily in connection with offerings of securities, marketing expenses and legal, accounting and consulting fees. We incurred approximately $2 million and $5.6 million of non-cash general, administrative and selling expenses in 2005 and 2004, respectively. The non-cash expense is incurred for services (e.g. financial consulting and investor relations services) for which we pay our vendor in shares of our common stock.

         Capital used to date in activities associated with the building and certification of the new facilities in Shenyang is approximately US$7.4 million. To fulfill our planned sales expansion, implement the required systems and fund our working capital needs, we will need to raise approximately $6 million in additional funds during 2006. We are currently seeking to raise this additional capital through either sales of our equity securities or debt financing, secured by our factory and equipment in Shenyang, but there cannot be any guarantees that we will be able to raise this additional capital on acceptable terms or at all. We are not currently in a position to generate cash inflows by calling for the exercise of any of our outstanding warrants because the trading price of our stock is below $2.1 per share. If we are not able to raise additional capital, we will be forced to cease operations.

         Financing Activities

         On August 8, 2005, we completed the sale of 1,488,100 shares of Common Stock for gross proceeds of $2,127,436 (net proceeds of $1,907,193). This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005. Eight out of the nine original purchasers participated in the Special Warrant Offer.

         On April 19, 2005 we completed a private financing with 9 accredited investors. We executed notes totaling $3,425,000. Net proceeds from the issuance of the notes after offering costs were approximately $3,034,000. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured

Promissory Note; three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants). The Notes bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007 (see description above under RECENT SALES OF UNREGISTERED SECURITIES.)

RESULTS OF OPERATIONS

         Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

         Revenue - During the fiscal year ended December 31, 2005, we generated $2,021,728 from product sales compared to revenues from product sales for the fiscal year ended December 31, 2004, of $2,115,751. Approximately 60% or our 2005 revenues were derived from the sale of Sunkist labeled products. Due to the termination of our license arrangements with Sunkist, we will have only minimal sales in 2006 derived from the Sunkist-labeled products. The balance of our 2005 sales and all of our 2004 sales were derived from products produced by our Shenyang operations. The decline in sales of Shenyang produced products from 2005 to 2004 is principally a result of lack of adequate capital has severely constrained our ability to market and promote our products.

           During the second quarter of 2005, we entered into three international markets for our Sunkist-labeled products: Hong Kong; Taiwan and the PRC. Although we received purchase orders for certain products from distributors in these territories, we concluded that, under our distribution agreements, several of the elements necessary to the recognition of the revenue related to these purchase orders were not in place as of September 30, 2005. Therefore, we restated our financial statements for the quarter ended June 30, 2005. In addition, we concluded that the business arrangements with our distributors for the Sunkist-labeled products were not satisfactory. We therefore entered new distribution agreements with Kerryflex Supply Chain Solutions Limited and a Memorandum of Understanding with DKSH Taiwan Limited in Hong Kong and Taiwan in the forth quarter of 2005. We recognized revenue of Sunkist labeled products of $1.2 million in 2005 taking into account the restatement.

         Our license agreements with Sunkist in Hong Kong, Macau and Taiwan expired at December 31, 2005, and our license for China was terminated in February 20, 2006. As a result, we no longer have any right to sell Sunkist-labeled products.

         Future revenues will be derived from the sale of products produced at our Shenyang facility. To date, our ability to conduct manufacturing operations at Shenyang and sales activity in China has been severely constrained by our lack of funds. If we are unable to raise substantial additional funds, we may not have the ability to generate significant sales from our Shenyang operation. In such event, we may consider licensing arrangements or other strategies. However, we have no such arrangements in place and no assurance can be given that satisfactory arrangements can be obtained.

         Gross Profit - Gross profit on product sales for the fiscal year ended December 31, 2005, was $772,368 compared to $1,065,468 for the fiscal year ended December 31, 2004. The decrease was the result of lower margins on the Sunkist labeled products.

         Sales, General and Administrative Expenses - We incurred Sales, General and Administrative expenses of $ 9,629,424, for fiscal year ended December 31, 2005, compared to $15,055,322 for the fiscal year ended December 31, 2004, a decrease of $5,425,898. The decrease in expenses is primarily due to the decrease in consulting fees and personnel costs. We incurred approximately $2 million in 2005 in non-cash SG&A expenses in recognition of stock, warrants and options issued to cover administrative services provided by consultants and approximately $7.6 million of cash expenditures, a decrease of $1.8 million from the same period last year.

         Inventory written-off - We delivered Sunkist brand products of Chewchew Bear multi-vitamins to distributors, of which, $313,000 of such product was labeled to be sold in China. However, we had not obtained the necessary import license for this product from the Chinese government as of December 31, 2005. The inventories remain in the distributor's warehouse in Hong Kong. We can not predict when we will obtain the necessary license to remove this product from the distributor's warehouse. Accordingly, we have written off the value of this product from our inventory. During 2005, we outsourced and manufactured Sunkist brand products of Leafs vitamin supplement strips in China. The raw material had quality problems, resulting in a write-off of $219,000. As a result of the above, we took an inventory write-off of approximately $532,000 during 2005

         Non-Cash Consulting Expenses - During the year ended December 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock, warrants and stock options to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of approximately $2 million for the issuance of these shares during the year ended December 31, 2005.

Net Loss - As a result of the above, we recorded a net loss from operations for the fiscal year ended December 31, 2005, of $11,088,281 compared to a net loss of $13,989,854 for the fiscal year ended December 31, 2004. The decrease is the result of the aforementioned decrease in Selling, General and Administrative expenses. The net loss per share for the year ended December 31, 2005 was $0.54 per share calculated on weighted average shares outstanding of 20,433,762, compared to a net loss per share for the year ended December 31, 2004 of $0.87 calculated on weighted average shares outstanding of 16,066,789. Net loss applicable to common shareholders of $11,516,339 and 16,412,313 for 2005 and 2004, respectively resulted in a net loss applicable to common shareholders of $0.56 and $1.02, respectively.

CRITICAL ACCOUNTING POLICIES

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

         Revenue Recognition- Product sales revenue is recognized when the goods are shipped, title and risk of loss passes and collectability is reasonably assured. In situations where a distributor's sales reporting to us is inadequate or untimely, we have to judge whether all of the elements required for revenue recognition have been met, including assurance of collectability. In such instances, we may conclude that revenue recognition of such sales should be delayed until payments are received from the distributor. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.

         Allowance for Doubtful Accounts - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

         Sales Allowances - A portion of our business is to sell products to distributors who resell the products to the end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

         Inventory - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

         Accounting for Stock-Based Compensation - We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. There were 2,140,000 stock options granted to employees and directors in 2004. There were not any options granted to employees in 2005.

         Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, our December 31, 2005 and 2004 net loss would have been changed to the pro forma amounts indicated below. No options were granted in 2005.

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

         Convertible Preferred Stock - Convertible Preferred Sock issued by AXM Pharma is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants. This beneficial conversion for the preferred stock is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted. The beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models. The beneficial conversion feature is limited to the total proceeds received.

         Convertible Debentures - Convertible debentures that we issued are initially offset by a discount representing the relative fair value of the warrants issued with the debentures. This discount is amortized as interest expense over the term of the debentures, along with the fees and expenses relating to the issuance of these debentures. The fair value of the debentures and the warrants are calculated based on available market data using appropriate valuation models.

         Valuation of Intangibles - From time to time, we acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

         Deferred Taxes - We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

         Value Added Tax - Value added tax payable is reported as a significant liability. The accounting policies adopted by management include full disclosure of the value added tax liability calculated at 17% of the difference between ex-factory price and the cost of raw materials, less the cost of the fees paid to the third-party original equipment manufacturing company.

         Litigation - We account for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules begin on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

         We have evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

         In this regard, our current management noted in particular our restatement necessitated by an improper recognition of revenues in the second quarter of 2005. In order to address this matter, we have undertaken a number of steps to improve our disclosure process. We have changed our Chief Financial Officer and the composition of our Audit Committee. We have appointed an experienced and independent individual who qualifies as a financial expert to serve as Chair of the Audit Committee. We have implemented a more rigorous disclosure process. Nonetheless, in light of our limited financial resources and the concomitant limitations on our financial reporting infrastructure, we believe it is premature to conclude that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

         There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met and cannot detect all deviations. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or deviations, if any, within the company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B.   OTHER INFORMATION

         None.

PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders. We have adopted a code of ethics applicable to our directors, chief executive officer, chief financial officer, and senior financial management. Our code of ethics is filed as Exhibit 14.1 and is available on our website at www.axmpharma.com.


ITEM 10.    EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

ITEM 13.    PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

PART IV

ITEM 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) Financial Statements

         A list of the financial statements filed as a part of this report appears on page F-1.

         (2) Financial Statement Schedules

         Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

         (3) Exhibits

         A list of the exhibits filed as a part of this report appears on pages E-1 and E-2, which follow immediately after the financial statements.

     (b) See Exhibits listed under the heading "Exhibit Index" set forth on page E-1.
     (c) Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 AXM PHARMA, INC.

                                                 By: /s/ Weishi Wang
                                                     ---------------
                                                         Weishi Wang
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.




Name and Signature               Title                          Date
-------------------------        ------------------------       ---------------

/s/ Wang Wei Shi                 Chief Executive Officer         April 17, 2005
-------------------------
Wang Wei Shi

/s/ Harry Zhang                  Chief Financial Officer         April 17, 2005
-------------------------
Harry Zhang

/s/ Wenzhou Zhang                Director                        April 17, 2005
-------------------------
Wenzhou Zhang

/s/ Chaoying Li                  Director                       April 17, 2005
-------------------------
Chaoying Li

/s/ Zhang Baozhong               Director                        April 17, 2005
-------------------------
Zhang Baozhong

/s/ Elliot Maza
-------------------------        Director                       April 17, 2005
Elliot Maza






AXM Pharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Index

AXM Pharma, Inc.
                                                                                               Page
Report of Independent Registered Public Accounting Firm .....................................   F-2
Consolidated Balance Sheet as of December 31, 2005 ..........................................   F-3
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 ........   F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 ........   F-5
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2005 and 2004   F-6
Notes to the Consolidated Financial Statements ..............................................   F-7



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 AXM Pharma, Inc.
 City of Industry, California

We have audited the accompanying consolidated balance sheet of AXM Pharma, Inc. as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of AXM Pharma's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AXM Pharma, Inc. as of December 31, 2005 and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that AXM Pharma, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, AXM Pharma has incurred losses of $11,008,281 and $13,989,854 for the years ended December 31, 2005 and 2004, respectively. AXM Pharma will require additional working capital to develop its business until AXM Pharma either (1) achieves a level of revenues adequate to generate  sufficient  cash  flows from  operations;  or (2)  obtains  additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about AXM Pharma's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  Lopez, Blevins, Bork & Associates, LLP
-------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas


April 7, 2006




                                AXM PHARMA, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS


Current assets
  Cash                                                                        $     92,619
  Accounts receivable, net of allowance of $0                                    1,071,008
  Inventories                                                                    2,287,487
  Prepaid expenses and other                                                       609,207
                                                                              ------------
    Total current assets                                                         4,060,321

Property and equipment, net                                                      7,558,010
Licenses                                                                         1,601,138
Deferred financing costs                                                           509,542
                                                                              ------------

    TOTAL ASSETS                                                              $ 13,729,011
                                                                              ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Convertible secured debentures                                              $  1,057,184
  Accounts payable and accrued expenses                                          4,622,171
  Short-term loans                                                               3,960,249
                                                                              ------------
   Total current liabilities                                                     9,639,604
                                                                              ------------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
  Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized,
    826,500 shares issued and outstanding                                              826
  Series B, Preferred stock, $.001 par value, 2,000,000 shares authorized,
   no shares issued and outstanding                                                   --
  Series C, Preferred stock, $.001 par value, 100 shares authorized,
   17 shares issued and outstanding                                                   --
  Common stock, $.001 par value, 50,000,000 shares authorized,
    21,609,630 shares issued and outstanding                                        21,610
  Additional paid-in capital                                                    34,423,190
  Accumulated deficit                                                          (30,356,219)
                                                                              ------------
    Total stockholders' equity                                                   4,089,407
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 13,729,011
                                                                              ============


See accompanying summary of accounting policies and notes to the financial statements

                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                          December 31,
                                                     2005            2004
                                                 ------------    ------------

Revenues                                         $  2,021,728    $  2,115,751

Cost of revenues                                    1,249,360       1,050,283
                                                 ------------    ------------

Gross profit                                          772,368       1,065,468
                                                 ------------    ------------

Selling, general and administrative                 9,629,424      15,055,322
                                                 ------------    ------------

Operating Loss                                     (8,857,056)    (13,989,854)

Interest expense                                    2,231,225            --
                                                 ------------    ------------

Net Loss                                         $(11,088,281)   $(13,989,854)
                                                 ============    ============

Net loss applicable to common shareholders:
    Net loss                                     $(11,088,281)   $(13,989,854)
    Beneficial conversion of preferred stock             --        (1,413,374)
    Deemed dividend from beneficial conversion
      feature of warrants                            (428,058)     (1,009,085)
                                                 ------------    ------------
Net loss applicable to common shareholders       $(11,516,339)   $(16,412,313)
                                                 ============    ============

Net loss per share:
                                                 $      (0.56)   $      (1.02)
    Basic and diluted                            ============    ============

Weighted averaged shares outstanding:
    Basic and diluted                              20,433,762      16,066,789
                                                 ============    ============


See accompanying summary of accounting policies and notes to the financial statements



                                AXM PHARMA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004


                                 Common Stock               Preferred Stock
                                 ------------               ---------------            Additional
                                                                                         Paid-In      Accumulated
                          Shares           Amount          Shares         Amount         Capital        Deficit          Total
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

Balance,
  December 31, 2003      13,728,347    $     13,728       2,750,000           2,750      12,844,354      (5,278,084)      7,582,748
Issuance of
preferred
 stock and                4,508,633
warrants,                      --              --           860,030             860       4,507,773            --
  net of expenses
Issuance of common
  stock for
warrants,
  net of expense          1,070,016           1,070            --              --         3,271,155            --         3,272,225
Issuance of common
  stock and
  warrants for
  services                1,161,001           1,161            --              --         5,619,337            --         5,620,498
Beneficial
conversion
  feature embedded
in
  preferred stock
and
  warrants                     --              --              --              --         2,422,459            --         2,422,459
Deemed dividend on
preferred stock                --              --              --              --        (1,413,374)           --        (1,413,374)


Deemed dividends
  on warrants                  --              --              --              --        (1,009,085)           --        (1,009,085)
Conversions of
  preferred stock         2,076,175           2,077      (1,935,006)           (142)           --              --

Net Loss                       --              --              --              --              --       (13,989,854)    (13,989,854)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

Balance,
  December 31, 2004      18,035,539          18,036       1,675,024           1,675      26,242,477     (19,267,938)      6,994,250
Issuance of common
 stock for dividend          78,600              79            --              --           180,985            --           181,064
Issuance of common
stock and warrants
for assets                   55,000              55            --              --           933,434            --           933,489
Issuance of common
 stock and warrants
 for services               685,800             685            --              --         1,789,952            --         1,790,637
Issuance of
common
stock in
connection with
exercise of warrants      1,488,100           1,488            --              --         1,908,681            --         1,910,169
Debt discount of
  convertible
debentures                     --              --              --              --         3,034,000            --         3,034,000
Issuance of common
 stock for repayment
of
  principal and
interests                   245,645             246            --              --           333,833            --           334,079
Deemed dividends
  on warrants                                                                              (428,058)                       (428,058)
Beneficial
conversion
  feature embedded
in warrants                    --              --              --              --           428,058            --           428,058
Issuance of common
stock for
conversion of
  preferred stock         1,020,946           1,021        (848,507)           (849)           (172)           --              --
Net Loss                       --              --              --              --              --       (11,088,281)    (11,088,281)
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------

Balance,
  December 31, 2005      21,609,630    $     21,610         826,517    $        826    $ 34,423,190    $(30,356,219)   $  4,089,407
                       ============    ============    ============    ============    ============    ============    ============

See accompanying summary of accounting policies and notes to the financial statements




                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                              2005            2004
                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $(11,088,281)   $(13,989,854)
    Adjustments to reconcile net loss to cash used in
      operating activities:
        Common stock issued for services, and dividends      1,971,701       5,620,498
        Non-cash interest expenses                           1,535,510
        Bad debt                                                  --           810,793
        Inventory write-off                                    532,105       1,714,200
        Depreciation and amortization                           56,309          32,167
    Changes in assets and liabilities:

      Accounts receivable                                   (1,040,258)      1,773,436
      Prepaid expenses                                        (164,105)      1,023,578
      Inventories                                             (817,462)     (1,472,576)
      Accounts payable and accrued expenses                    402,612       3,817,849

      Value added tax payable                                     --        (2,914,811)
                                                          ------------    ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                     (8,611,869)     (3,584,720)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (453,943)     (6,892,907)
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term loans                             2,958,581       1,001,668
  Proceeds from sale of preferred stock                           --         4,508,633
  Proceeds from exercise of warrants                         1,910,169       3,272,225
  Proceeds from notes payable                                3,034,000            --
                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES                         7,902,750       8,782,526
                                                          ------------    ------------

NET DECREASE IN CASH                                        (1,163,062)     (1,695,101)

Cash, beginning of period                                    1,255,681       2,950,782
                                                          ------------    ------------

Cash, end of period                                       $     92,619    $  1,255,681
                                                          ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                           $    111,629    $       --

SUPPLEMENTAL NON-CASH TRANSACTIONS:
  Common stock and warrants for assets                    $    933,489    $       --
  Common stock for principal and interest                 $    334,079    $       --



See accompanying summary of accounting policies and notes to the financial statements

                                AXM PHARMA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OUR BUSINESS AND LIQUIDITY

         NATURE OF OUR BUSINESS. AXM Pharma, Inc., ("AXM", "our", "us" or "we") is a pharmaceutical and nutraceutical company engaged in the production, marketing and distribution of over the counter and prescription pharmaceutical products in The People's Republic of China ("China"). We have licenses to produce market and distribute drug products in various dosages and forms as well as herbal remedies and vitamins and are currently manufacturing four drug products for sale in China. We conduct our business in China through our wholly owned subsidiary, AXM Pharma (Shenyang) Inc. ("AXM Shenyang").

         Our core business strategy is to manufacture and distribute a diverse group of over the counter and prescription pharmaceutical products, targeting the markets of China, Hong Kong, Taiwan, Korea, The Philippines, Indonesia, Malaysia, Singapore and Thailand. Our growth plan includes expanding our existing product line with new products licensed from North America and Europe. In 2004, we completed the construction of a manufacturing plant in a special economic zone in Shenyang, China. The plant has been certified as satisfying Chinese "Good Manufacturing Practices (GMP)", and we intend to apply for certification of the plant under US GMP as well. This designation would allow us to manufacture pharmaceutical products in China for sale in the United States market.

         Our factory in Shenyang includes over 120,000 square feet of production space capable of producing 50,000,000 tubes for ointments, 500,000,000 tablets and 250,000,000 capsules annually. In addition, the plant contains laboratory and administration facilities. The factory is located in a special economic zone, the High-Tech Industrial Development District, established in 1988 by the Chinese government to accelerate the development and industrialization of high-tech industries in the North-Eastern portion of China. The factory satisfies Chinese GMP and we intend to apply for certification of the plant under US GMP as well. AXM Shenyang employs 150 people.

         We currently employ 90 individuals involved in marketing and sales. Also, we intend to engage additional domestic third-party distributors to penetrate new markets. We are developing educational programs for hospitals, doctors, clinics and distributors with respect to our product lines. These educational programs are intended to improve sales and promotion of our products.

         As our resources permit, we anticipate expanding our current domestic Chinese distribution beyond the cities in which we currently sell through the utilization of new distribution firms in regions currently not covered. We have developed new distribution and marketing relationships with the following firms:

     o   China Nat. Pharma. Group (Sinopharm)
     o   Jin Ming Shi Pharma
     o   DKSH (Taiwan) Limited
     o   KerryFlex Suplly Chain Solutions Limited

         LIQUIDITY. We are in urgent need of additional capital. Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SERIES C CONVERTIBLE PROMISSORY NOTE." These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several banks in China to obtain financing to support operations going forward, but we can offer no assurance that we will obtain additional financing. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

         Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future. As of December 31, 2005, our accumulated deficit was approximately $30 million. Our net loss was $11 million and $14 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $8 million for 2005. Our stockholders' equity decreased from $7 million as of December 31, 2004 to approximately $4 million as of December 31, 2005.

         Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required repayment of principal and interest to the holders of the Notes. We are in negotiations with the holders with a view to restructuring the terms of the Notes. However, no agreement has been reached and, if we fail to reach an agreement, it will likely be impossible for us to raise any new funds (see "RISK FACTORS - WE ARE CURRENTLY IN DEFAULT ON OUR OBLIGATIONS UNDER OUR SECURED PROMISSORY NOTES".)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of one subsidiary. All inter-company transactions have been eliminated in consolidation.

         CASH AND CASH EQUIVALENTS. Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, cash equivalents are stated at cost plus accrued interest, which approximates fair value.

         INVENTORIES.  Inventories  are  valued at the lower of cost or  market.
Cost is determined by using the average cost method. Inventories consist primarily of raw materials and packaging for our pharmaceutical products.

         EQUIPMENT AND LONG-LIVED ASSETS. Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of our long-lived assets are located in The People's Republic of China. We perform reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         LICENSES. Licenses consist of permits to produce pharmaceutical products which were acquired in a business combination. The licenses were valued at their historical cost. The cost of the licenses is not amortized because they have an indefinite life. The licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The permits are in the Peoples Republic of China.

         VALUE ADDED TAX PAYABLE. We are subject to a value added tax rate of 17% on product sales by The Peoples Republic of China. Value added tax payable is computed net of value added tax paid on purchases for all sales in The Peoples Republic of China.

         REVENUE RECOGNITION. We recognize product sales revenue when the goods are shipped, title and risk of loss passes and collectability is reasonably assured. In situations where a distributor's sales reporting to us is inadequate or untimely, we have to judge whether all of the elements required for revenue recognition have been met, including assurance of collectability. In such instances, we may conclude that revenue recognition of such sales should be delayed until payments are received from the distributor. Any provision for discounts and estimated returns are accounted for in the period the related sales are recorded.

         INCOME TAXES. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

         FOREIGN CURRENCY TRANSLATION. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

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

         The reporting currency is the U.S. dollar. The functional currency of our subsidiary, AXM Shenyang, is the Renminbi ("RMB") which is the local currency in China. The financial statements of our subsidiary are translated into U.S. dollars using period-end exchange rates for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

         STOCK-BASED COMPENSATION. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles. We recorded stock-based compensation expense of approximately $5,600,000 during 2004. There were 2,140,000 stock options granted to employees and directors in 2004. There were not any options granted to employees in 2005.

Had compensation expense been determined based on the estimated fair value at the measurement dates of awards under those plans consistent with the method prescribed by SFAS No. 123, our December 31, 2005 and 2004 net loss would have been changed to the pro forma amounts indicated below. No options were granted in 2005.


                                                                  December 31, 2005     December 31, 2004
                                                                --------------------------------------------

     Net loss applicable to common shareholders:
       As reported                                              $       (11,516,339)   $       (16,412,313)
       Stock based compensation under fair value method                           -             (5,629,853)
                                                                --------------------------------------------
       Pro forma                                                $      (11,516,339)    $       (22,042,166)
                                                                ============================================

     Net loss applicable to common shareholders per share
      basic and diluted:
         As reported                                             $           (0.56)    $           (1.02)
         Stock based compensation under fair value method                        -                 (0.35)
                                                                --------------------------------------------
         Pro forma                                                            (0.56)   $           (1.37)
                                                                ============================================


         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free rate of 2.0%; volatility of 79% for 2004 with no assumed dividend yield; and expected lives of two to five years. No stock options were issued to employees in 2005.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable. Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

         BASIC AND DILUTED NET LOSS PER SHARE. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 2005 and 2004, there were no potential common shares outstanding that were related to shares issuable upon the exercise of stock options or warrants.

         IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. This statement clarifies the accounting for idle capacity expense, freight, handling costs, and wasted material and is effective for the third quarter of 2005. We believe the adoption of this statement will not have a material effect on our results of operations, cash flows or financial position.

         In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions (employee stock options). The statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments (such as employee stock options) at fair value on the grant date. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award (the requisite service period). The effective date of this statement is the first quarter of 2006. We are still considering transition methods under this standard.

         In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB 29. This statement clarifies that all non-monetary transactions that have commercial substance should be recorded at fair value and is effective for the first quarter of 2005. The adoption of this statement did not have a material effect on its results of operations, cash flows or financial position.

3.  INVENTORY WRITE-OFF

         We delivered Sunkist brand products of Chewchew Bear multi-vitamins to distributors, of which, $313,000 of such product was labeled to be sold in China. However, we had not obtained the necessary import license for this product from the Chinese government as of December 31, 2005. The inventories remain in the distributor's warehouse in Hong Kong. We can not predict when we will obtain the necessary license to remove this product from the distributor's warehouse. Accordingly, we have written off the value of this product from our inventory.

         During 2005, we outsourced and manufactured Sunkist brand products of Leafs vitamin supplement strips in China. The raw material had quality problems, resulting in a write-off of $219,000.

         As  a  result  of  the  above,  we  took  an  inventory   write-off  of
approximately $532,000 during 2005.

4.  ACCOUNTS RECEIVABLE

         Our trade accounts receivable are shown net of allowance for doubtful accounts of $0.

         AXM Pharma maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. If the financial condition of AXM Pharma's customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

5. PROPERTY AND EQUIPMENT

Components of property, plant, and equipment, at December 31, 2005 are as follows:

    Land                                              $         932,286
    Vehicles                                                     70,630
    Equipment                                                   622,858
    Construction in progress                                  6,011,317
                                                      -----------------
                                                              7,637,091
    Less: accumulated depreciation                              (79,081)
                                                      -----------------
                                                      $       7,558,010
                                                      =================

Depreciation expense totaled $56,309 and $22,772 in 2005 and 2004, respectively, and was included in selling general and administrative expenses.

AXM Pharma expects to reclassify construction in progress in the first half of 2006.

6. SHORT-TERM LOANS

         We have loans outstanding with an aggregate principal amount of $3,960,249 at December 31, 2005. Our wholly owned subsidiary secured these loans from the Shenyang Branch of Shanghai Pudong Development Bank in the amount of 20 million RMB (US$2,416,422) with a one-year term and 5 million (US$609,756) with a term of six months on January 14 and August 18, 2005, respectively. The loans have an annual interest rate of 6.417%, interest is due quarterly and principal is due upon maturity. The loans are secured by our properties through a Mortgage Agreement between AXM (Shenyang) and the Development Bank, and the land-use right of the state-owned land. Both notes mature after December 31, 2005 and are currently in default.

         Between October 22, 2004 and July 5, 2005, we secured additional loans through a series of short term, non-recourse loans from individual Chinese lenders. Most of the loans have an interest rate of 24% annually and a maturity of 180 days from inception. We used the proceeds of the loans to finance certain costs associated with construction of our factory in Shenyang, China and operations in China. At December 31, 2005, we had outstanding non-recourse loans due of $934,071 all of which are in default and accruing interest at 40%.

7. CONVERTIBLE DEBENTURES

         On April 20, 2005 we completed a private financing with 9 accredited investors. We executed notes totaling $3,425,000. Each Note is due on April 19, 2007 and is convertible at the option of the holder anytime in whole or in part at $2.10. Net proceeds from the issuance of the notes after offering costs were approximately $3,034,000. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note (the "Convertible Debentures"); three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants). The Convertible Debentures bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007. The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrants were issued with an exercise price per share of $3.50. Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser's Convertible Debentures at an exercise price per share equal to the Conversion Price. The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares. The value of these warrants and the fees paid were recorded as a discount to the notes and are being amortized over the term of the notes using the effective interest method.
  See Note 2 above regarding the accounting for these securities. At December 31, 2005, the outstanding balance is $1,057,184 which is net of $2,196,567 in unamortized discounts.

8. STOCKHOLDERS' EQUITY

         COMMON STOCK. We periodically issue common stock for services rendered. Common stock issued is valued at fair market value, which is the quoted market price. During the years ended December 31, 2005 and 2004, we issued 685,800 and 1,161,001 shares of common stock and warrants for services valued at $1,790,637 and $5,620,498, respectively.

         On January 19 and June 29, 2005, we issued 50,017 and 28,583 shares of common stock as dividends to Series C Preferred shareholders as payment of interest totaling $141,048 and $40,016, respectively.

         On March 31, 2005 we issued 350,000 shares of restricted common stock to Madden Consulting as compensation for investor relations consulting services. The stock was valued at $2.74 per share, the closing stock price on the date of issuance. We recognized $959,000 in expenses for the issuance of this stock.

         In March 2005, we issued 94,117 shares of common stock to Iroquis Capital for the conversion of 4 shares of Series C Preferred Stock.

         In March 2005, we issued 725,000 shares of common stock to SF Capital for the conversion of 725,000 shares of Series A Preferred.

         In March, 2005, we issued 30,000 shares of restrict stock to each of XCL Partner Inc. and Ashton Organization pursuant to consulting services. The total value the consideration was $80,400 and $79,500, respectively.

         In March 2005, we issued 10,000 shares of restricted common stock for consulting services. The stock was valued at $26,800.

         On April 1, 2005, we issued 40,000 shares of restricted common stock to Newbridge Securities as compensation for investor relations consulting services. The stock was valued at $2.75 per share, the closing stock price on the date of issuance; the Company recognized $110,000 in expenses for the issuance of this stock.

         On April 22 and April 26, 2005, we issued totaling 78,329 shares of common stock to SRG Capital for the conversion of fractional shares of Series C Preferred.

         On June 14, 2005, we issued 11,700 shares of common stock to Gryphon Master Fund for the conversion of 11,700 shares of Series A Preferred Stock. On April 22 and April 26, 2005, we also issued totaling 78,329 shares of common stock to SRG Capital for the conversion of fractional shares of Series C Preferred.

          On July 1 and August 10, 2005, we issued totaling 111,800 shares of Common Stock to National Financial Service in connection with the conversion of 111,800 shares of its Series A Preferred Stock.

         On August 8, 2005, we completed a sale of 1,488,100 shares of Common Stock for the exercise of the Company's warrant for gross proceeds of $2,127,436. This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.

         On August 31, 2005, we issued 150,000 shares to Madden Consulting, Inc. pursuant to a consulting agreement. The services to be provided under the consulting agreement were investor and public relations, which was valued at $252,000.

         On September 9, 2005, we issued 50,000 shares to Ashok Patel pursuant to a consulting agreement. The services to be provided under the consulting agreement were advisory of strategic licensing and marketing, which was valued as $77,000.

         On September 19, 2005, we issued 245,645 shares of Common Stock (valued at $334,077) to convertible debenture holders in payment of principal and interest due under the debentures. Of this amount, $171,250 represented principal payments and the balance interest expense.

         On September 8, 2005, we issued 60,000 shares of Common Stock (valued at $88,200) for services.

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

         On February 2, 2004 and April 20, 2004, we issued 200,000 shares of restricted common and 100,000 shares of restricted common, respectively to the Aston Organization pursuant to a consulting agreement and amendment thereto. 20,000 shares were released when the April 20, 2004 amendment was signed. The remaining 180,000 shares are to be released monthly based upon a vesting schedule of 15,000 shares per month during the term of the agreement. The shares were valued at $5.65 per share and $4.27 per share, respectively, the market price for shares of our common stock at the time of issuance. Therefore, the total aggregate value of the consideration paid to the Aston Organization was $1,557,000. At December 31, 2004, 270,000 common shares had been issued for consideration of $1,387,500. The remaining 30,000 common shares were issued in January and February 2005.

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


CONVERTIBLE PREFERRED STOCK. AXM Pharma is authorized to issue up to 12,000,100 shares in aggregate of preferred stock, and has to date designated 3 series, which are summarized below:

                                                                           Annual
                Total Series         Stated Value                       Dividends per          Conversion
                 Authorized                              Voting             Share              Rate
              ------------------    ---------------    ------------    ----------------    ------------------

Series A             10,000,000             $ 2.00             Yes                 n/a               1 for 1
Series B              2,000,000               2.25             Yes                 n/a               1 for 1
Series C                    100            425,000             Yes                  6%         705,882 for 1


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

         In connection with the transaction, we recorded a deemed dividend of $1,413,374 for the beneficial conversion feature embedded in the preferred stock.

         In connection with the transaction, we recorded a deemed dividend of $2,933,137 for the beneficial conversion feature embedded in the preferred stock and a deemed dividend of $130,362 for the beneficial conversion feature embedded in the warrants in 2003. We recorded a deemed dividend of $850,609 for the beneficial conversion feature embedded in the warrants in 2004.

9. STOCK OPTION PLANS

         In April of 2004, our Shareholders approved the "2004 Qualified and Non-statutory Stock Option Plan." The Board of Directors reserved 3,000,000 shares of our common stock to be issued in the form of incentive and/or non-qualified stock options for employees, directors and consultants to AXM. On April 29, 2004, our shareholders approved and ratified the issuance of 2,140,000 options to employees, directors and consultants. On February 1, 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which will replace the 2004 Plan. Our shareholders approved the 2005 Plan at our Special Meeting on March 10, 2005. Shares available under the 2005 Plan include 5,000,000 shares of our common stock, plus all shares remaining available for issuance under the 2004 Plan.

         Stock option activity during the periods indicated is as follows:

                                                                    Weighted
                                                     Number of      Average
                                                      Shares      Exercise Price
                                                    ------------- ------------
         Outstanding, December 31, 2003                       --   $       --

             Granted                                   2,140,000         4.08
             Exercised                                        --           --
             Forfeited                                        --           --
             Expired                                          --           --
                                                    ------------- ------------
         Outstanding, December 31, 2004                       --           --
             Granted                                          --           --
             Exercised                                        --           --
             Forfeited                                        --           --
             Expired                                          --           --
                                                    ------------- ------------
         Outstanding, December 31, 2005                2,140,000  $      4.08
                                                    ============= ============
         Exercisable, December 31, 2005                2,140,000  $      4.08
                                                    ============= ============

         At December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.72 to $4.14, respectively. The weighted average grant date fair value of the options issued in 2004 amounted to $2.66. No stock options were issued in 2005 to employees.

10.  INCOME TAXES

         Our subsidiary, AXM (Shenyang) is incorporated in The People's Republic of China (PRC), which is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws"). Under the Income Tax Laws, foreign investment enterprises ("FIE") generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years. As of December 31, 2005, we had not attained profitable operations for tax purposes.

         For the years ended December 31, 2005 and 2004, we incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $18,000,000 at December 31, 2005, and will expire in the years 2007 through 2025.

         Deferred income taxes consist of the following at December 31, 2005:

    Long-term:
      Net operating loss                                  $    6,000,000
      Valuation allowance                                     (6,000,000)
                                                          --------------
                                                          $            -
                                                          ==============

11. VALUE ADDED TAX PAYABLE

         We are subject to Chinese value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.

12. DISTRIBUTION OF PROFITS

         As stipulated by the relevant laws and regulations applicable to China's foreign investment enterprises, we are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC ("PRC GAAP") to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves.

         The general reserve is used to offset future extraordinary losses as defined under PRC GAAP. We may, upon a resolution passed by the owners, convert the general reserve into capital. The employee welfare and bonus reserve is used for the collective welfare of our employees. The enterprise expansion reserve is used for the expansion of AXM Pharma and can be converted to capital subject to approval by the relevant authorities. We did not record any reserves in 2005 and 2004. We incurred losses under accounting principles generally accepted under the PRC. Therefore, we were not required to record such reserves. No such adjustments are required under accounting principles generally accepted in the United States of America in 2005 and 2004.

13. EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

         Our employees in the PRC are entitled to retirement benefits calculated with reference to their basic salaries on retirement and their length of service in accordance with a government managed benefits plan. The PRC government is responsible for the benefit liability to these retired employees. We are required to make contributions to the state retirement plan based on 19% of the employees' monthly basic salaries. We do not have any other post retirement benefit plans and does not provide any post-employment benefits.

14. COMMITMENTS AND CONTINGENCIES

COMMITMENTS: Operating Leases. Our corporate and United States offices are located at 17870 Castleton Street, Suite 255, City of Industry, California 91748. The current rent for these premises is $1,842 per month with a 5% increase each year. Our lease expires on January 24, 2009. In January 2006, we closed our office located at 7251 West Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128. The rent for the office in Las Vegas was $5,378 per month.

         Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The Peoples Republic of China. The current rent for these facilities is US$2,917 per month and our lease expires in October 2007.

         Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
               2006                                               $ 59,866
               2007                                                 52,286
               2008                                                 24,275
               2009                                                  2,034
               2010 and thereafter                                       -
                                                             --------------
                Total                                             $138,461
                                                             ==============
CONTINGENCIES. In February 2006, we became aware of a lawsuit filed in Los Angeles superior court from the Praxi Advertising and Design, Inc. claiming payment of an unpaid package design fee of $119,800.

         In November 2005, Don Bates, Inc., our former U.S. Good Manufacturing Practices consultant, instituted legal action against us in U.S. District Court, District of Nevada, claiming unpaid consultancy fees. Don Bates, Inc. has alleged that $362,652.00, plus accrued interest, is due to them. We believe that this suit is without merit as, among other things, the fees billed by the plaintiff for services rendered to us were excessive. We intend to contest this claim and will consider appropriate cross-claims.
 There has been no discovery in this matter and we cannot predict its outcome.

         In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham's counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005. We are disputing the validity of the service, and have retained counsel. We anticipate that the default will be set aside. Mr. Cunningham's complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000. The complaint also requests declaratory relief to amend an allegedly incorrect Form 8-K filing which stated that Mr. Cunningham was fired for cause. We intend to vigorously defend this case and believe hawse have meritorious claims against Mr. Cunningham which may be asserted in a cross-complaint. There has been no discovery in this matter and we cannot predict its outcome.

         AXM Shenyang obtained loans in the aggregate amount of 8,290,302 RMB (US $1,002,455) between October 22, 2004 and June 26, 2005, through a series of short term non-recourse loans from ten individual Chinese lenders. AXM Shenyang is in default on the principal of these loans and interest of approximately $494,000. Although these loans are not secured by any of our property or assets, we could be subject to legal action if these loans are not repaid. Currently, no lawsuits regarding these loans have been initiated and we are not aware that any lawsuits are being contemplated by any of the lenders.

         In July 2005, we received a demand letter from Saatchi & Saatchi, an advertising firm, that alleged that we owed them approximately RMB582,055 (U.S. $71,770) in connection with advertising services provided to AXM Shenyang. We currently are reviewing their claim and intend to negotiate a settlement of such claim. We do not anticipate that this matter will have a material impact on our business or operations.

         The SEC is currently conducting an investigation to determine if we and others may have violated the reporting, anti-fraud, accounting and other provisions of the federal securities laws. This investigation resulted from our restatement of our financial statements for the period ended June 30, 2005. The investigation is currently at an early stage and we are not able to assess the likelihood that the SEC will commence enforcement proceedings against us or the nature and potential impact of any remedies the SEC might seek. We are cooperating fully with the SEC in this investigation.

         AXM Pharma received notices from the Labor Arbitration Committee in China that 11 of our current and former employees have filed a labor arbitration claim for unpaid salaries and un-reimbursed expenses in the aggregate amount of RMB429,958 ( $53,081).

         AXM Pharma, Inc. is involved in lawsuits, claims and proceedings, including those identified above, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," AXM makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. AXM Pharma believes it has adequate provisions for any such matters. AXM Pharma reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, AXM Pharma believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

         We intend to vigorously defend these and other lawsuits and claims against us. However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty. An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations. AXM Pharma is subject to legal proceedings and claims that arise in the ordinary course of business. AXM Pharma's management does not expect that the results in any of these legal proceedings will have adverse affect on the Company's financial condition or results of operations.

15. RELATED PARTY TRANSACTIONS

         At December 31, 2005, AXM Pharma, Inc. recived advances of approximately $237,000 from Wei Shi Wang, Chief Executive Officer and Chairman of the Board. The amounts are included in accrued expense and are unsecured and due upon demand.




     EXHIBIT NUMBER      DESCRIPTION
     --------------      -----------

          4.13^          Securities Purchase Agreement dated as of June 24, 2004

          4.14^          Registration Rights Agreement dated as of June 24, 2004

          4.15^          Form of Common Stock Purchase Warrant issued June 24, 2004

          4.16^          Designation of Rights and Preferences of Series C Preferred Stock dated as of June 24,
                         2004

          4.16#          Loan Agreement between AXM Pharma(Shenyang), Inc. and Shenyang Branch of Shanghai Pudong
                         Development Bank

          4.17#          Mortgage Agreement between AXM Pharma (Shenyang) Inc.and Shenyang Branch of Shanghai
                         Pudong Development Bank

         4.18##          Form of Note and Warrant Purchase Agreement, dated April 19, 2005, by and between the
                         Company and each of the Purchasers thereto

         4.19##          Form of Registration Rights Agreement,  dated April 19,
                         2005, by and between the Company and each of the Purchasers thereto.


         4.20##          Form of Convertible Promissory Note dated April 19, 2005

         4.21##          Form of Series A Warrant

         4.22##          Form of Series B Warrant

         4.22##          Form of Series C Warrant

         4.23##          Form of Security Agreement, dated April 19, 2005, by and between the Company and each of the Secured parties thereto

                         Form of Mortgage Agreement, dated April 19, 2005, by and between the Company and each of
         4.23##          the Mortgagees thereto

         4.24###         Form of Series D Warrant

         4.25####         2005 Equity Incentive Plan

         10.4****         Agreement on Agency for Sale (Distribution) between Shenyang Taiwei Pharmaceutical
                          Factory and Liaoning Weikang Medicine Co., Ltd.

         10.5****         Consulting Agreement with Tripoint Capital Advisors, LLC

         10.6****         Consulting Agreement with Amaroq Capital, LLC


                                       E-1





        10.7****         Consulting Services Agreement with Woodbridge Management, Ltd.
        10.8****         Consulting Agreement with Madden Consulting, Inc.

        10.9****         Investment Banking Agreement with Great Eastern Securities, Inc.

        10.10****        Investor Relations Agreement with the Aston Organization

        10.11+++ (2)     Incentive and Nonstatutory Stock Option Plan

        10.12++++        Consulting Agreement with Byrle Lerner

        10.13++++        Consulting Agreement with Aurelius Consulting

        10.14++++        Consulting Agreement with Mirador Consulting, Inc

        10.15++++        Consulting Agreement with Dreamvest, llc

        10.16++++        Consulting Agreement with RCG

        10.17++++        Termination Agreement with RCG

        10.18(2)(3)      Chet Howard's Employment Agreement

        10.19(2)(4)      Peter Cunningham's Employment Agreement

        10.20(2)(3)      Zhenyu Kong's Employment Agreement

        10.21(5)         Transition Agreement

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

        31.1+            Certification of Chief Executive Officer and Principal Accounting Officer pursuant to
                         Rule 13a-14(a)

        32.1+            Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18
                         U.S.C. 1350

        99.1****         Form of lock-up agreement by officers, directors and 5% or greater shareholders


         **** Incorporated herein by reference to Exhibits 10.1 to 10.10 of the Company's Registration Statement on Form SB-2 Dated March 4, 2004.

         +++Incorporated herein by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-KSB/A dated April 6, 2004.

         ++++Incorporated herein by reference to Exhibit 10.12 to 10.17 of the Company's Annual Report on Form 10-KSB/A dated April 15, 2005.

         + Filed herewith

         ++ Incorporated herein by reference to Exhibit 14.1, 14.2 and 21.1 of the Company's Annual Report on Form 10-KSB dated March 29, 2004

         (2) Exhibit represents a management contract or compensatory plan or arrangement.

         (3) Incorporate  herein by reference to Exhibit 10.1,  10.2,  10.3, and
         10.4 of the Company's Current Report on Form 8-K/A dated April 4, 2005.

         (4)   Incorporated   herein  by   reference  to  Exhibit  10.1  of  the
         Post-Effective Amendment No. 6 to the Company's Registration Statement on Form SB-2 Dated May 17, 2004

         (5) Incorporated herein by reference to Exhibits 10.1 of the Company's Current Report on Form 8-K Dated September 25, 2005

         ^ Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company's Current Report on Form 8-K Dated June 24, 2004

         ^^ Incorporated by reference to Exhibit 16.1 to the Company's amendment to Current Report on Form 8-K/A filed on September 2, 2004

         # Incorporated herein by reference to Exhibits 10.1 to 10.2 of the Company's Current Report on Form 8-K Dated January 24, 2005

         ## Incorporated herein by reference to Exhibits 10.1 to 10.8 of the Company's Current Report on Form 8-K Dated April 20, 2005

         ### Incorporated herein by reference to Exhibits 10.1 of the Company's Current Report on Form 8-K Dated August 9, 2005

         ####Incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 10, 2005.


(c)               Reports on Form 8-K.

1. On January 21, 2005, we filed a report on Form 8-K regarding received collateral a short-term loan.
2. On February 1, 2005, we filed a report on Form 8-K regarding promoted Chet Howard to Chief Executive Officer.
3. On March 10, 2005, we file a report on Form 8-K regarding Board of Directors approved the 2005 Equity Incentive Plan.

4. On April 20, 2005, we filed a report on Form 8-K regarding results of operations and financial condition.
5. On January 24, 2005, we filed a report on Form 8-K/A regarding creation of a direct financial obligation
6. On April 20, 2005, we filed a report on Form 8-K disclosing an additional private financing we completed.
7. On April 20, 2005, we filed a report on Form 8-K regarding accepted subscription with 8 accredited investors pursuant to a private equity financing. 8. On May 16, 2005, we filed a report on Form 8-K our financial results for the first quarter of fiscal 2005.
9. On June 15, 2005, we filed a Form 8-K disclosing a private financing with 9 accredited investors.
10. On July 21, 2005, we filed a Form 8-K disclosing a termination of employee agreement with Peter Cunningham.
11. On August 9, 2005, we filed a Form 8-K regarding completed a financing through a Special Warrant Offer.
12. On August 10, 2005, we filed a Form 8-K regarding received additional commitments pursuant to the private financing.
13. On August 15, 2005, we filed a Form 8-K regarding held a conference call discussing our fiscal 2005, second quarter results and current events.
14. On September 25, 2005, we filed a Form 8-K regarding its principal shareholder entered into a Transition Agreement with its former financial consultants, investor relations firm and legal counsel, as well as 2 former directors and certain other related parties.
15. On October 13, 2005, we filed a Form 8-K disclosing Mr. Chet Howard resigned as Chief Executive Officer and Chief Financial Officer of the Company.
16. On October 28, 2005, we filed a Form 8-K disclosing the restatement of the second quarter revenue of 2005.
17. On November 22, 2005, we filed a Form 8-K disclosing estimated revenues and net loss for its third quarter of fiscal 2005.
18. On October 31, 2005, we filed a Form 8-K regarding default of the principal and interest payments due to the 9 holders of its April, 2005 Convertible Debentures.

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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


     b.   Omitted.

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








Date: April 17, 2006

/s/  Weishi Wang
-----------------------
Weishi Wang,
Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b.   Omitted.

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





Date: April 17, 2006

/s/  Harry Zhang
------------------------------
Harry Zhang,
Acting Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of AXM Pharma, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Weishi Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



/s/  Weishi Wang
-----------------------
Weishi Wang,
Chief Executive Officer


Dated: April 17, 2006

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of AXM Pharma, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Harry Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.



/s/  Harry Zhang
------------------------------
Harry Zhang,
Acting Chief Financial Officer

Dated: April 17, 2006