Form 10KSB/A
period 2005-12-31
AXM PHARMA INC
filed 2006-05-01
CIK 1113643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-KSB AMENDMENT

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

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I

ITEM 1.           BUSINESS                                                  3
ITEM 2.           PROPERTIES                                               14
ITEM 3.           LEGAL PROCEEDINGS                                        14
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                    STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                    SECURITIES                                             16
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                    22
ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              27
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL
                  DISCLOSURE                                               27
ITEM 8A.          CONTROLS AND PROCEDURES                                  27
ITEM 8B.          OTHER INFORMATION                                        28

PART III
ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       28
ITEM 10.          EXECUTIVE COMPENSATION                                   31
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS               34
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           36
ITEM 13.          PRINCIPAL ACCOUNTING FEES AND SERVICES                   36

PART IV
ITEM 14.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES               36
                  SIGNATURES                                               38
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

ITEM 8B.   OTHER INFORMATION

         None.

PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


 The following table and text set forth the names and ages of all directors and executive officers of AXM Pharma as of April 28, 2006. On
September 25, 2005, we elected Baozhong Zhang to serve on the Board of Directors. On October 13, 2005, Chet Howard resigned as Chief Executive Officer and Chief Financial Officer of the Company. On that same day, Wang Wei Shi was elected by the Board of Directors to serve as the Company's Chief Executive
Officer and elected Harry Zhang to serve as the Company's Chief Financial Officer. On March 8, 2006, we elected Elliot M. Maza and Wenzhou Zhang to serve as directors on the Board of Directors. Elliot M. Maza also serves as the Chairman of the Audit Committee.

         The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders, which is anticipated to be held in May of 2006, and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME                       AGE          POSITION
Wang Wei Shi               48           Chairman
Harry Zhang                42           Acting Chief Financial Officer
Elliot M. Maza             50           Director
Baozhong  Zhang            61           Director
Wenzhou Zhang              63           Director
Zhenyu Kong                61           President of China Operations & Chief
                                        Operating Officer of AXM Sheyang

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

         HARRY ZHANG, CHIEF FINANCIAL OFFICER. Mr. Zhang became Chief Financial Officer on October 13, 2005. Mr. Zhang has been the Chief Accounting Officer for the our subsidiary, AXM Pharma Shenyang, Inc. since 2004. For the 4 years prior thereto he was employed by the international accounting firm of Deloitte and Touche LLP, initially as a senior auditor in its New York office for 2 years and then as audit manager for its Beijing office for an additional two years.

         ELLIOT M. MAZA, DIRECTOR. Mr. Maza became a director on March 8, 2006. Mr. Maza also currently is the Chief Financial Officer of Emisphere Technologies, Inc. (NASDAQ: EMIS), a biopharmaceutical company. During his career, Mr. Maza has held distinguished positions in the areas of finance and law. While at Emisphere, he has successfully restructured the company's indebtedness, helped the company raise capital and implemented Section 404 under the Sarbases-Oxley Act. Since December 2004, he has also served as a member of the Board of Directors and chairman of the audit committee of Tapestry Pharmaceuticals Inc. (NASDAQ: TPPH). Previously, he was a Partner at Ernst and Young LLP and a Vice President at Goldman Sachs, JP. Morgan Securities and BT Securities Corporation. Mr. Maza previously practiced law at Sullivan and Cromwell LLP. He received his J.D. degree from the University of Pennsylvania Law School in 1985 and his C.P.A. from the State of New Jersey in 1981.

         BAOZHONG ZHANG, DIRECTOR. Mr. Zhang was elected to serve on the Board of Directors on September 25, 2005. Mr. Zhang has extensive international pharma experience, having spent 36 years in the pharma sector, including 15 years as a vice general manager and general manager of Northeastern Pharmaceutical Group, and 21 years as technician, engineer, vice general manager and general manager with the Sixth Pharmaceutical Factory in Northeast China.

         WENZHOU ZHANG, DIRECTOR. Mr. Zhang became a director on March 8, 2006. Mr. Zhang has 38 years of pharmaceutical industry experience and management experience in China. For the past 10 years, he has served as a Vice Official to the State Food and Drug Administration and the State Drug Administration in China. Previous to that time, Mr. Zhang served as the Secretary of Chongqing Municipality, the Chairman of the Chongqing Economic Reform Committee, an official of Chongqing Drug Administration, and as a General Manager of Chongqing Pharmaceutical Factory.

         ZHENYU KONG, PRESIDENT OF CHINA OPERATIONS AND CHIEF OPERATING OFFICER OF AXM SHENYANG. Mr. Kong spent nearly 25 years at China National Pharmaceutical Group, China's leading pharmaceutical company, where he was Chairman of China National Pharmaceutical Group United Engineering. China National Pharmaceutical Group Corp., also known as, SINOPHARM, is actively engaged in the research and development, capital investment, manufacture and trade of pharmaceuticals and medical instruments. SINOPHARM has achieved an annual sales volume of 10 billion RMB (over 1.2 billion U.S. Dollars) and a total import and export volume of 200 million U.S. Dollars. Prior to becoming Chairman of SINOPHARM, Mr. Kong was the Director of the Planning and Development Department of China National Pharmaceutical Group Corporation. From 1998 to 1999, Mr. Kong was the director of the International Department of China National. Mr. Kong has tremendous expertise in planning and developing extensive product portfolios and commendable strength in research, production, sales and distribution, as well as, international trade. Mr. Kong has held various leadership roles in many industry associations, which solidified his significant place in China's pharmaceutical industry. He pioneered the organization of national drug and pharmaceutical ingredients exhibitions, national medical equipment exhibitions and other exhibitions in China and abroad. Mr. Kong has played a key role in the shaping of industry structure, improving market regulation, maintaining disaster reserves, overseeing pharmaceutical supplies, encouraging international economic and technological cooperation, as well as, foreign investment and technological exchanges. Mr. Kong attended Beijing Chemical Engineering University from 1963 to 1968.

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

o        Internal and external audit processes; and

o        Regulatory compliance programs.

         The current Audit Committee members are Mr. Maza (Chair), Baozhong Zhang and Wenzhou Zhang. The committee meets periodically with management to consider the adequacy of AXM Pharma's internal controls and financial reporting process. It also discusses these matters with AXM Pharma's independent auditors and with appropriate financial personnel employed by AXM Pharma. The committee reviews our financial statements and discusses them with management and our independent auditors before those financial statements are filed with the Securities and Exchange Commission. The committee met 6 times in 2005 and 2006.

         The committee has the sole authority to retain and dismiss our independent auditors and periodically reviews their performance and independence from management. The independent auditors have unrestricted access and report directly to the committee.

AUDIT COMMITTEE FINANCIAL EXPERT.

         The Board has determined that the Chairman of the committee, Mr. Maza is an "audit committee financial expert" as that term is defined in Item 401(e) of Regulation S-B and "independent" for purposes of currently adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934. Mr Maza is also currently on the Board of Directors and serves as chairman of the audit committee of Tapestry Pharmaceuticals Inc. Our Board of Directors has determined that such simultaneous service does not impair the ability of Mr. Maza to effectively serve as the Chairman of AXM Pharma's Audit Committee.

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

         We believe that there was compliance with all other filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal 2005.

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

         You may obtain a copy of any of our codes of ethics at no cost, by written request to: AXM Pharma, Inc., 17870 Castleton Street, Suite 255, City of
Industry, California; or, oral request at: (626) 964-2848.


ITEM 10.    EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                 Annual Compensation                Long Term Compensation
                         --------------------------------    ------------------------------------
                                                                       Awards       Payouts


      Name                                         Other                    Securities                All
      And                                          Annual    Restricted     Underlying               Other
   Principal                                       Compen-     Stock          Options/    LTIP      Compen-
    Position                                       sation     Award(s)         SARs      Payouts    sation
                   Year   Salary($)   Bonus($)      ($)          $              (#)         $          $
      (a)          (b)      (c)         (d)         (e)         (f)             (g)        (h)       (i)
--------------------------------------------------------------------------------------------------------------

Wang Wei Shi
President, CEO     2005   $240,000        0           0           0             0           0          0
                   2004    240,000        0           0           0         300,000(1)      0          0
Chairman of
the Board          2003    240,000        0           0           0             0           0          0


Harry Zhang        2005    120,000        0           0           0             0           0          0
CFO,
Chief              2004     80,000        0           0        383,000          0           0          0
Accounting         2003       0           0           0           0             0           0          0
Officer


Peter W.           2005     70,000        0           0           0             0           0          0
Cunningham         2004    240,000        0           0        208,335      40,000(2)       0          0
Former             2003     50,000        0           0        208,335          0           0          0
President and
CEO


Chet Howard        2005    100,000     60,000         0           0             0           0          0
Former CFO         2004    120,000        0           0        383,000          0           0          0
                   2003       0           0           0           0             0           0          0



(1) The purchase price of the shares of the Common Stock covered by the Option is $4.14 per share.
(2) The purchase price of the shares of the Common Stock covered by the Option is $4.14 per share.

                         OPTION/SAR IN LAST FISCAL YEAR

OPTION/SAR GRANTS

         None of our executive officers were granted options or SARs during the last fiscal year.

AGGREGATED OPTION/SAR EXERCISED AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

           None of our executive officers exercised options or SARs during the last fiscal year.

LONG TERM INCENTIVE PLANS

         None of our executive officers were granted Long Term Incentive awards in the last fiscal year.

BOARD OF DIRECTORS

         Our directors who are employees do not receive any compensation from AXM Pharma for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are "independent," as defined in the Exchange Act will be paid $4,500.00 per month;
(2) outside  directors  who are not  "independent"  will receive  $3,000.00  per month; and, (3) the Vice Chairman will receive a flat fee of $18,000.00 per month, inclusive of committee fees and the Chairwoman will receive a flat fee of $20,000.00 per month. All board members of U.S. citizenship are entitled to participate in AXM Pharma's health insurance plan. Since August 24, 2004, our Board of Directors issued 2,030,000 stock options exercisable at $4.14 per share to members of our Board of Directors and employees and an additional 40,000 and 70,000 stock options exercisable at $5.70 and 2.72 per share, respectively. The foregoing options were granted under the Company's 2004 Incentive and NonStatutory Stock Option Plan.

EMPLOYMENT AGREEMENTS

         Mr. Cunningham was originally hired to serve as our Chief Operating Officer, but in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive Officer. When Mr. Cunningham was promoted, other than the change in his responsibilities, the terms of his employment agreement remained the same. On January 31, 2005, Chet Howard replaced Mr. Cunningham as Chief Executive Officer. Mr. Cunningham became President of International Sales. Although other terms of his employment agreement had not yet been finalized, the Board approved certain aspects of Mr. Cunningham's compensation, including Mr. Cunningham's compensation of $10,000 per month for a one-year contract with AXM for this position. The Board also approved a three-month severance package for Mr. Cunningham in the event that he was terminated other than for cause.
Additionally, Mr. Cunningham was to receive 3% of net sales based upon a projected budget that had been prepared and approved by the Board. Mr. Cunningham also had the opportunity to receive 5% of net sales if he retained any sales over the stated budget. Mr. Cunningham's employment agreement was to be amended to reflect his position change, but a new employment agreement was never reached because Mr. Cunningham was terminated for cause on July 20, 2005.

         On January 31, 2005, Chet Howard was appointed by the Board of Directors to replace Peter Cunningham as Chief Executive Officer. Mr. Howard became our Chief Executive Officer on February 1, 2005, and continued to act as our Chief Financial Officer until October 13, 2005 when he voluntarily resigned from the position. Pursuant to the terms of his agreement with AXM Pharma, Mr. Howard was paid a Base Salary of $240,000 per year, distributed in equal monthly installments. Mr. Howard also received a $60,000 signing bonus. In addition, Mr. Howard was entitled to receive 250,000 incentive employee stock options per year, vesting quarterly. During the term of his employment under the Agreement, at the Board's discretion, Mr. Howard was also eligible to participate in all bonus and incentive plans. Mr. Howard was eligible to participate in all employee benefit plans to the extent maintained by the Company, including (without limitation) any life, disability, health, accident and other insurance programs, paid vacations, and similar plans or programs, subject in each case to the generally applicable terms and conditions of the plan or program in question and to the determinations of any committee administering such plan or program. Mr. Howard's salary, bonus and incentives were reviewed by our Board of Directors and compensation committee with the goal of bringing his salary in line with industry standards. Mr. Howard's employment agreement was for a two-year term. Mr. Howard voluntarily terminated his employment agreement. Upon his voluntary termination we accrued salary, vested deferred compensation (other than pension plan or profit sharing plan benefits, which were to be paid in accordance with the applicable plan), and accrued vacation pay, all to the date of termination, but no severance compensation. Mr. Howard's agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment. He was also prohibited from soliciting any employees of AXM Pharma for a period of six months following his termination for any reason.

         The Company entered into an employment agreement with Mr. Kong on March 31, 2005; Mr. Kong began his employment on May 1, 2005. The term of the Agreement is for one (1) year beginning on the Effective Date, but may be extended by the mutual agreement of the parties and, unless terminated in writing at least thirty (30) days prior to the expiration of the initial term, shall automatically renew for an additional one-year term on the first anniversary of the Effective Date and on each successive anniversary of the Effective Date unless terminated in writing similarly to the procedure stated above. Mr. Kong's Base Salary will be US $20,000.00 per month. The Company will contribute $17,500 per month and AXM Shenyang shall contribute the remaining $2,500 per month less any deductions for taxes. Mr. Kong will also receive 200,000 incentive employee stock options per year, vesting quarterly. Mr. Kong is eligible to participate in all employee benefit plans to the extent maintained by the Company for its China-based employees. Mr. Kong may be terminated for cause, upon which he will receive all accrued salary, incentive compensation to the extent earned, vested deferred compensation, and accrued vacation pay, all to the date of termination. Additionally, his incentive compensation and bonuses, to the extent earned, shall be paid within thirty (30) days of the date of the termination. If Mr. Kong's employment is terminated for any reason, he will retain all of his rights to benefits that have vested, but his rights to participate in those plans will cease upon his employment termination unless the termination is a Termination Other Than for Cause, in which case his rights of participation will continue for a period of three (3) months following the termination of his employment. If Mr. Kong's employment is terminated in a Termination Other Than for Cause or by Company due to Mr. Kong's disability, he will be paid as severance pay his Base Salary for the period commencing on the date that his employment is terminated and ending on the date which is one (1) month thereafter. Due to Mr. Kong's employment with the Company, he will have access to the Company's Confidential Information. In consideration for that access, Mr. Kong agrees that for a period of twelve (12) months after termination of his employment, he will not use such Confidential Information to compete with the business of the Company. In addition, for a period of twelve (12) months after termination of his employment, he will not induce or attempt to induce any employee of the Company to discontinue his or her employment with the Company for the purpose of becoming employed by any competitor of Company, nor will he initiate discussions, negotiations or contacts with persons known by him to be a customer or supplier of the Company at the time his employment with the Company is terminated, for the purpose of competing with the Company. Notwithstanding anything to the contrary contained in the Agreement, the previously stated Non-Compete provisions will not be applicable in the event of any Termination Other Than for Cause with respect to Mr. Kong's employment.

         The Company currently has no employment agreements in effect with Ms. Wang Wei-Shi or Mr. Harry Zhang.

STOCK OPTION PLANS

         On February 1, 2005 our Board of Directors approved the 2005 Equity Incentive Plan, which will replace the 2004 Plan. Our shareholders approved the 2005 Plan at our Special Meeting on March 10, 2005. The 2005 Plan is intended to further our growth and financial success by providing additional incentives to our directors, executives and selected employees and consultants so that such participants may acquire or increase their proprietary interest in the Company. Stock options available under the 2005 Plan include "Incentive Stock Options", as defined in Code section 422 and any regulations promulgated under that Section, and "Nonstatutory Options" at the discretion of the Board of Directors. Additionally, Stock Appreciation Rights, Restricted Stock, Restricted Stock Unit, Performance Awards, Dividend Equivalents, or Other Stock-Based Awards may be granted under the Equity Plan. Shares available under the 2005 Plan include



5,000,000 shares of our common stock, plus all Shares remaining available for issuance under the 2004 Plan on the effective date of the Equity Plan. As of April 13, 2006, no stock options have been granted pursuant to the 2005 Plan.



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

         As of April 13, 2006, we had a total of 22,162,185 shares of common stock and 826,500 (presently convertible into approximately 1,922,093 shares of common stock) shares of preferred stock issued and outstanding, which are the only issued and outstanding voting equity securities of AXM Pharma. Shares of Preferred Stock vote on as converted basis with the common stock. At the date of this Prospectus, each share of Preferred Stock is convertible into one share of common stock.

         The following table sets forth, as of April 13, 2006: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock and Preferred Stock (taken together as one class) known to us, the number of shares of common stock and Preferred Stock beneficially owned by each such person, and the percent of our common stock and Preferred Stock so owned; and
(b) the names and addresses of each director and executive officer, the number of shares our common stock and Preferred Stock beneficially owned, and the percentage of our common stock and Preferred Stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock and Preferred Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock and Preferred Stock, except as otherwise indicated.

-----------------------------------------------------------------------------------------------------------
                                                                                           PERCENTAGE
             NAME AND ADDRESS               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP     OF VOTING OF
                                                                                         SECURITIES (1)
-----------------------------------------------------------------------------------------------------------

Ms. Wang Wei Shi
46 Wen An Road                                            6,047,000(2)                       27.29%
Building 4, 5th Floor
Shenyang, Liaoning,
The Peoples Republic Of China 110003

-----------------------------------------------------------------------------------------------------------
Harry Zhang
STE 2109  Beijing Exchange BLDG NO 128                       100,000                         0.45%
Jianguo RD, Beijing, 100022 P. R China

-----------------------------------------------------------------------------------------------------------
Elliot M. Maza
114 Chestnut Street                                             0                              0%
Englewood, NJ 07631

-----------------------------------------------------------------------------------------------------------
Chaoying(Charles) Li
14/F, Buiding A, Huixium Plaza, No                           210,000                         0.95%
Beishuan Zhong Road, Chaoyang





District
Beijing 100101, P.R. China

-----------------------------------------------------------------------------------------------------------
Baozhong  Zhang
100-7 East Binke Road                                           0                              0%
Shenke District
Shenyang Liaoning, F4 110015

-----------------------------------------------------------------------------------------------------------
Wenzhou Zhang
No.2 Feiyun Road Hunnan New District                            0                              0%

-----------------------------------------------------------------------------------------------------------
Zhenyu Kong
Room 2109                                                   50,000(3)                        0.23%
The Exchange Beijing, No.118 Jianguo Road,
Chaoyang District
Beijing 100022, China

-----------------------------------------------------------------------------------------------------------
Peter W. Cunningham
755 Promontory Point Drive West                            555,001(4)                         2.5%
Newport Beach, California 92660

-----------------------------------------------------------------------------------------------------------
Mr. Chet Howard
11792 Lily Rubin Ave.                                      200,000(5)                         0.9%
Las Vegas, NV 89138

-----------------------------------------------------------------------------------------------------------
Gryphon Master Fund, L.P.
500 Crescent Court                                          1,838,200                        8.29%
Suite 270
Dallas, Texas  75201

-----------------------------------------------------------------------------------------------------------
Byrle Lerner
2904 Via Campesina                                        1,165,300(6)                       5.26%
Palo Verdes Estates, CA 90274

-----------------------------------------------------------------------------------------------------------
All directors and officers as a group (10
persons)                                                    7,162,001                        32.32%

-----------------------------------------------------------------------------------------------------------

(1) All Percentages have been rounded up to the nearest one hundredth of one percent.

(2) Includes 3,137,000 shares owned by Ms. Wang directly, including 300,000 stock options and 2,910,000 shares owned by members of her immediate family.

(3) Includes 50,000 incentive stock options Mr. Kong is entitled to receive through his employment agreement with AXM Pharma. Mr. Kong is entitled to receive an additional 150,000 incentive stock options during the year pursuant to his employment agreement, which provides that he is entitled to receive 200,000 incentive stock options per year, vesting quarterly beginning in May 2005.

(4) Includes 125,001 shares owned by Mr. Cunningham directly and 30,000 shares owned by Rabelaisian Resources, Plc., a company owned by Mr. Cunningham. Also includes 41,667 shares Mr. Cunningham was entitled to receive through his employment agreement with AXM Pharma as Chief Executive Officer. Mr. Cunningham ceased being our Chief Executive Officer on January 31, 2005 and his employment agreement was amended accordingly. Also includes 400,000 stock options granted to Mr. Cunningham on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan

(5) Includes 100,000 stock options, at an exercise price of $3.83 per share, granted to Mr. Howard on April 29, 2004, under the 2004 Qualified and Nonstatutory Stock Option Plan.

(6) Includes 60,000 shares of restricted stock Mr. Lerner is entitled to receive under his consulting agreement, dated October 25, 2004.

CHANGES IN CONTROL

         As of the date of this filing, there are no arrangements, which may result in a change in control of AXM Pharma, Inc.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In October 2004, we engaged Byrle Lerner, a beneficial owner of more than five percent of our common stock (5.55%), to provide consulting services to AXM Pharma. Mr. Lerner received 60,000 shares of our restricted stock and 100,000 options to purchase our common stock at $2.15 per share for his services. The agreement with Mr. Lerner was for one year and was terminable by either Mr. Lerner or us upon thirty days written notice.

         In November 2004, Byrle Lerner paid 12,500 shares of restricted common stock to Aurelius Consulting and 30,000 shares to Mirador Consulting on behalf of AXM Pharma pursuant to consulting agreements with those entities.

On December 31, 2005, AXM Pharma, Inc. received advances of approximately $237,000 from Wei Shi Wang, Chief Executive Officer and Chairman of the Board. The amounts are unsecured and due upon demand.


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

                                                    AXM PHARMA, INC.

                                                    By: /s/ Weishi Wang
                                                    -------------------
                                                         Weishi Wang
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.




Name and Signature                    Title                          Date
-------------------------             ------------------------       -----------

/s/  Wang Wei Shi                     Chief Executive Officer        May 1, 2006
-------------------------
Wang Wei Shi

/s/  Harry Zhang                      Chief Financial Officer        May 1, 2006
-------------------------
Harry Zhang

/s/  Wenzhou Zhang                    Director                       May 1, 2006
-------------------------
Wenzhou Zhang

/s/  Chaoying Li                      Director                       May 1, 2006
-------------------------
Chaoying Li

/s/  Zhang Baozhong                   Director                       May 1, 2006
-------------------------
Zhang Baozhong

/s/  Elliot Maza                      Director                       May 1, 2006
-------------------------
Elliot Maza






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

15. RELATED PARTY TRANSACTIONS

         At December 31, 2005, AXM Pharma, Inc. received advances of approximately $237,000 from Wei Shi Wang, Chief Executive Officer and Chairman of the Board. The amounts are included in accrued expense and are unsecured and due upon demand.




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








Date:  May 1, 2006

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





Date: May 1, 2006

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


Dated: May 1, 2006

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

Dated: May 1, 2006