Form 10QSB
period 2006-03-31
AXM PHARMA INC
filed 2006-05-22
CIK 1113643

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                              ---------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-31886

                                AXM Pharma, Inc.
                          ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          NEVADA                               20-0745214
                 (STATE OR JURISDICTION OF                  (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)
                 US REPRESENTATIVE OFFICE
            17870 CASTLETON STREET, SUITE 255,
               CITY OF INDUSTRY, CALIFORNIA                       91748
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)
                               (626) 964-2848
                               (626) 964-3384

   (REGISTRANT'S TELEPHONE NUMBER AND FACSIMILE NUMBERS, INCLUDING AREA CODE)


INDICATE BY CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES |X| NO |_|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                 YES |_| NO |X|

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                                 YES |_| NO |X|

THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MAY 17, 2006 WAS 22,406,175.




PART I - FINANCIAL INFORMATION...........................................................................3

ITEM 1.    FINANCIAL STATEMENTS..........................................................................3


           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31,2005................3
           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006
            AND 2005 (UNAUDITED).........................................................................4
           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006
            AND 2005 (UNAUDITED).........................................................................5
           NOTES TO FINANCIAL CONSOLIDATED FINANCIAL STATEMENTS..........................................6


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OPERATIONS AND FINANCIAL CONDITION...........11
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................................14
ITEM 4.    CONTROLS AND PROCEDURES......................................................................14

PART II - OTHER INFORMATION.............................................................................16

ITEM 1.    LEGAL PROCEEDINGS ...........................................................................14
ITEM 6.    EXHIBITS.....................................................................................16







                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                AXM PHARMA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,    December 31,
                                                                         2006           2005
                                                                    ------------    ------------
ASSETS                                                               (Unaudited)

CURRENT ASSETS
  Cash                                                              $     13,620    $     92,619
  Accounts receivable, net of allowance of $554,000 &
     $166,715, respectively                                                2,481       1,071,008
  Inventory, net of allowance of $1,886,520 and $0, respectively         471,630       2,287,487
  Prepaid expenses and other                                             591,332         609,207
                                                                    ------------    ------------

       Total Current Assets                                            1,079,063       4,060,321

Property & equipment, net                                              7,549,166       7,558,010
Licenses                                                               1,601,138       1,601,138
Deferred financing costs                                                 411,762         509,542
                                                                    ------------    ------------

TOTAL ASSETS                                                        $ 10,641,129    $ 13,729,011
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Convertible secured debentures                                    $  1,485,309    $  1,057,184
  Short term loans                                                     4,010,749       3,960,249
  Accounts payable and accrued expense                                 5,015,987       4,385,075
  Related party accounts payable and accrued expense                     251,799         237,096
                                                                    ------------    ------------
        Total Current Liabilities                                     10,763,844       9,639,604
                                                                    ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Series A, Preferred stock, $.001 par value, 10,000,000 shares
      authorized, 826,500 shares issued and outstanding                      826             826
Series B Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                          --              --
Series C Preferred stock, $.001 par value, 100 shares authorized,
      13 shares issued and outstanding                                      --              --
Common Stock, $.001 par value, 50,000,000 shares authorized,
      22,162,185 and 21,609,630 shares issued and outstanding,
      respectively                                                        22,162          21,610
Additional paid-in capital                                            34,597,913      34,423,190
Accumulated deficit                                                  (34,743,616)    (30,356,219)
                                                                    ------------    ------------

Total Stockholders' Equity (Deficit)                                    (122,715)      4,089,407
                                                                    ------------    ------------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 10,641,129    $ 13,729,011
                                                                    ============    ============




The accompanying notes are an integral part of these consolidated financial statements



                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------


Revenues                                                   $       --      $     28,260
                                                           ------------    ------------
Cost of Revenues
   Inventory Impairment                                       1,886,520            --
   Other Cost of Revenues                                          --            23,475
                                                           ------------    ------------

Total Cost of Revenues                                        1,886,520          23,475
                                                           ------------    ------------

Gross Margin                                                 (1,886,520)          4,785
                                                           ------------    ------------

Selling, General and Administrative:
  Cash                                                        1,672,786       1,847,130
  Non-cash                                                      175,275       1,259,948
                                                           ------------    ------------

Total Selling, General and Administrative                     1,848,061       3,107,078
                                                           ------------    ------------


Operating Income (Loss)                                      (3,734,581)     (3,102,293)
Interest Expense                                               (652,816)           --
                                                           ------------    ------------

Net Income (Loss)                                          $ (4,387,397)   $ (3,102,293)
                                                           ============    ============

Net Income (Loss) applicable to common shareholders:

  Net Income (Loss)                                        $ (4,387,397)   $ (3,102,293)
  Deemed dividend from beneficial conversion of warrants       (107,015)       (107,015)
                                                           ------------    ------------

Net Income (Loss) applicable to
  common shareholders                                      $ (4,494,412)   $ (3,209,308)
                                                           ============    ============

Net Income (Loss) per share:

  Basic and diluted                                        $      (0.21)   $      (0.17)
                                                           ============    ============
  Weighted averaged shares outstanding:
     Basic and diluted                                       21,821,723      18,727,617
                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                                AXM PHARMA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,

                                                           2006          2005
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(4,387,397)   $(3,102,293)
   Adjustments to reconcile net loss to cash used in
   operating activities:
     Common stock  issued for services and dividends       175,275      1,259,948
     Depreciation and amortization                          18,153         15,598
     Non-cash interest expense                             525,905           --
     Inventory allowance                                 1,886,520           --
     Bad debt expense                                      387,285           --
 Changes in assets and liabilities:
     Accounts receivable                                   681,242       (194,653)
     Prepaid expenses and other                             17,874        (26,682)
     Inventories                                           (70,663)      (148,628)
     Accounts payable and accrued expenses                 645,616       (515,334)
     Value added tax payable                                  --          (24,042)
                                                       -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES                   (120,190)    (2,736,086)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (9,309)      (108,195)
                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITES                      (9,309)      (108,195)
                                                       -----------    -----------

CASH FROM FINANCING ACTIVITIES
  Proceeds from bank loans                                  50,500      2,041,925
                                                       -----------    -----------

CASH FROM FINANCING ACTIVITIES                              50,500      2,041,925
                                                       -----------    -----------

NET DECREASE IN CASH                                       (78,999)      (802,356)

Cash, beginning of period                                   92,619      1,255,681
                                                       -----------    -----------

Cash, end of period                                    $    13,620    $   453,325
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

                                AXM PHARMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. MANAGEMENT REPRESENTATION AND PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by AXM Pharma, Inc., a Nevada corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements should be read in conjunction with the Company's December 31, 2005, consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB (SEC File Number 1-31886). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with United States generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations for interim financial statements. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods set forth herein. All such adjustments are of a normal and recurring nature. The results for the three-month period ended March 31, 2006, are not necessarily indicative of the results for the fiscal year ending December 31, 2006.

NOTE 2 . NATURE OF OUR BUSINESS

         The Company is a pharmaceutical company which (through a subsidiary) operates a manufacturing facility located in The People's Republic of China ("PRC"). The Company is a publicly listed company trading under the symbol (AMEX: AXJ). Its business is the sale of over-the-counter and prescription pharmaceutical and neutriceutical products in the PRC, Hong Kong and Taiwan. The Company's business in the PRC is conducted through its wholly-owned subsidiary, AXM Pharma Shenyang, Inc., located in the city of Shenyang in the northeastern portion of the PRC ("AXM Shenyang"). AXM Shenyang, together with its predecessor company, Shenyang Tianwei Pharmaceutical Factory, Ltd., have had an operating history of approximately ten years. AXM Shenyang has historically been a manufacturer of proprietary and generic pharmaceutical products, which include injectables, capsules, tablets, liquids and medicated skin products for export and domestic Chinese sales.

NOTE 3. CRITICAL ACCOUNTING POLICIES

         We (the Company) believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

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

         Allowance for Doubtful Accounts - We (the Company) maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. In the quarter ending March 31, 2006 the Company implemented a revised minimum allowance for doubtful accounts. The company now, at a minimum, includes all accounts over 90 days outstanding (revised from reserving accounts over 180 days) in the allowance for doubtful accounts. Additionally, the allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact cash flows from operating activities.

         Sales Allowances - A portion of our business is to sell products to distributors who resell the products to the end customers. In certain instances, these distributors obtain discounts based on the contractual terms of these arrangements. Sales discounts are usually based upon the volume of purchases or by reference to a specific price in the related distribution agreement. We (the Company) recognize the amount of these discounts at the time the sale is recognized. Additionally, sales returns allowances are estimated based on historical return data, and recorded at the time of sale. If the quality or efficacy of our products deteriorates or market conditions otherwise change, actual discounts and returns could be significantly higher than estimated, resulting in potentially material differences in cash flows from operating activities.

         Inventory - We (the Company) write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, future pricing and market conditions. If actual future demands, future pricing or market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the differences could be material. Such differences might significantly impact cash flows from operating activities.

         Accounting for Stock-Based Compensation - Prior to January 1, 2006, we accounted for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of our common stock and the relevant exercise price. We account for stock-based compensation for non-employees, who are not members of our board of directors, at fair value using a Black-Scholes option-pricing model in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and other applicable accounting principles.

         In December 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first fiscal year beginning after June 15, 2005 (as delayed by the Securities and Exchange Commission), with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, a determination must be made regarding the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of a retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No.
123. The adoption of SFAS No. 123R is required in the first quarter of fiscal year 2006, at which time we began recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. We adopted SFAS No. 123R on a prospective basis and the adoption had no effect for the first quarter of 2006.

         Convertible Preferred Stock - The value of shares of Convertible Preferred Stock issued by AXM Pharma is initially offset by a discount representing the relative fair value of the beneficial conversion feature and warrants. The value of the beneficial conversion feature is recorded as a dividend over the period the preferred stock is convertible and accelerated pro-rata as the preferred stock are converted. The value of the beneficial conversion feature allocated to warrants is recognized over the life of the warrants and accelerated as warrants are exercised. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models. The recorded value of the beneficial conversion feature is limited to the total proceeds received.

         Convertible Debentures - The value of Convertible debentures that we issued are initially offset by a discount representing the relative fair value of the warrants issued with the debentures. This discount is amortized as interest expense over the term of the debentures, along with the fees and expenses relating to the issuance of these debentures. The fair value of the debentures and the warrants are calculated based on available market data using appropriate valuation models.

         Valuation of Intangibles - From time to time, we (the Company) acquire intangible assets that are beneficial to our product development processes. We periodically evaluate the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, we determine whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

         Deferred Taxes - We (the Company) record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

         Value Added Tax - Value added tax payable is reported as a significant liability. The accounting policies adopted by management include full disclosure of the value added tax liability calculated at 17% of the difference between ex-factory price and the cost of raw materials, less the cost of the fees paid to the third-party original equipment manufacturing company.

         Litigation - We (The Company) account for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, we are often initially unable to develop a best estimate of loss; therefore, the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased or a best estimate can be made, resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Due to the nature of current litigation matters, the factors that could lead to changes in loss reserves might change quickly and the range of actual losses could be significant, which could materially impact our results of operations and cash flows from operating activities.




NOTE 4.  RECLASSIFICATION


         Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 financial statement presentation.



NOTE 5. STOCK ISSUANCES

Common Stock Issued for Stock-Based Compensation

         We (the Company) periodically issues shares of our Common Stock as compensation for services rendered by third parties. Such Common Stock is valued at the estimated fair market value as of the date it is issued, as determined by management and the Board of Directors. Management and the Board of Directors consider market price quotations, recent stock offering prices and other factors in determining fair market value for purposes of valuing the shares of Common Stock. On January 24, 2006 we issued 180,000 shares of restricted common stock to CEOCAST, INC. as compensation for investor relations consulting services. The stock was valued at $.60 per share, the closing stock price on the date of issuance, and we (the Company) recognized $108,000 of Selling, General and Administrative expense.

         We (the Company) did not issue any stock options in the quarter ended March 31, 2006. There would not have been any effect on net income and/or earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Conversions of Preferred Stock

         On March 2, we issued 270,005 shares of Common Stock in connection with the conversion of Series C Preferred Stock.

Dividend Payments

         In March, 2006, we (the company) issued 102,550 shares of Common Stock as dividends to Series C Preferred shareholders in lieu of cash payments totaling $67,275.

NOTE 6. NOTES PAYABLE

         We (the Company) currently have a bank loan with an outstanding balance of approximately $3 million, secured by our manufacturing facility and the underlying real property. In March, we agreed to terms renewing the bank loan agreement that closed in April 2006, extending the maturity date for this loan until March 2007.

         In 2005, we (the Company) issued a series of short term non-recourse loans to thirteen individual Chinese lenders. We are currently in default on these loans, which have a current balance of approximately $525,000 and carry a default interest rate of 40% (up from the stated 24% per agreement).

NOTE 7. FOREIGN CURRENCY TRANSLATION

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

         The reporting currency is the U.S. dollar. The functional currency of the our Chinese subsidiary, AXM Shenyang, is the Renminbi ("RMB") which is the local currency in China. The financial statements of our subsidiaries are translated into United States dollars using period-end exchange rates for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented because the value of the RMB was tied to the United States dollar until very recently and now fluctuates within a narrow range which is tied to the United States dollar.

         On July 21, 2005, the PRC allowed the RMB to fluctuate ending its decade-old fixed valuation peg to the U.S. dollar. The new RMB rate reflects an approximately 2% increase in value against the U.S. dollar. Historically, the Chinese government has benchmarked the RMB exchange ratio against the U.S. dollar, thereby mitigating the associated foreign currency exchange rate fluctuation risk. We (the Company) do not believe that our foreign currency exchange rate fluctuation risk is significant.


NOTE 8.  RELATED PARTY TRANSACTIONS

         At March 31, 2006, we (the Company) owed approximately $252,000 to Weishi Wang, Chief Executive Officer and Chairman of the Board. The amounts are unsecured and due upon demand.

NOTE 9.  INVENTORY IMPAIRMENT

         Based on current financial constraints impacting future production and the lack of AXM Pharma Inc. ability to sell the raw material on the open market, management determined an inventory reserve of $1,886,520 was needed at March 31, 2006.

NOTE 10. SUBSEQUENT EVENTS

ISSUANCE OF STOCK

         In May 2006, we issued 249,990 shares of Common Stock in connection with the conversion of Series C convertible promissory notes.

MODIFICATION AGREEMENT.

         The Company and the holders (the "Holders") of the secured convertible promissory notes in the aggregate principal amount of $3,425,000 issued by the Company in April, 2005 (the "2005 Notes") have entered into a Modification Agreement dated as of March 1, 2006.

         The Modification Agreement provides that the 2005 Notes, on which the Company has been unable to make its monthly principal and interest payments since September 2005, will be restated and amended as new notes (the "Amended Notes"). The Amended Notes (together with the Amended Warrants described below) are to be issued at the Closing, which occurred on April 28, 2006. The aggregate principal amount of the Amended Notes is $3,794,045, which includes accrued interest and certain amounts due to the Holders, under their April, 2005 Registration Rights Agreement. The Amended Notes bear interest at an annual rate of 9%.

         No principal payments will be due on the Amended Notes until March 1, 2009. The first interest payment will become due on the earlier of November 1, 2006 or 10 days after the effectiveness date of a registration statement on Form SB-2 with respect to the Common Stock underlying the Amended Notes. Each interest payment may, at the Company's option, be payable in shares of its Common Stock, if such shares have been registered by the respective interest payment date, with such interest payment to be calculated at the applicable Conversion Price ( as described below.)

         The Amended Notes will be convertible by each of the Holders, in whole or in part, from time to time, into shares of Common Stock at a Conversion Price (as defined in the Amended Notes), which will, in general, be equal to the lesser of $2.10 or 82.5% of the volume weighted average price for the Company's shares over the twenty Trading Days preceding the Conversion Date. The Conversion Price for the 2005 Notes was originally set at $2.10.

         As more fully described in the Modification Agreement, as part of the transactions being implemented thereby, the Holders have agreed to subordinate their security interest in the factory held by the Company's subsidiary, AXM Shenyang, Inc, as well as their security interest in the underlying land and related assets, in order to permit the Company and its subsidiary to obtain additional bank financing of a minimum of $3,000,000 and a maximum of $8,500,000.

         The Company has also agreed to issue to the Holders Amended and Restated Warrants ( the "Amended Warrants") at an exercise price of $.50 per warrant to replace approximately 2.5 million warrants issued to the Holders by the Company in April 2005. The original exercise price of 2,055,000 of the warrants being restated was $1.80, with 455,000 of the warrants being restated having an original exercise price of $2.41. Except as described in the Modification Agreement, no modification or anti-dilution adjustments will be made to any of the other warrants held by the Holders as a result of the issuance of the Amended Notes or the Amended Warrants.

         A failure by the Company to obtain any required Stockholder Approval (as defined in the Modification Agreement) of the transactions contemplated by such Agreement by September 1, 2006 or a failure to have a Registration Statement on Form SB-2 declared effective by November 1, 2006 would be an Event of Default under the terms of he Amended Notes, entitling the Holders to accelerate.

NOTICE OF DELISTING

         On April 20, 2006, we (the Company) received notice by letter, dated April 20, 2006, from the American Stock Exchange ("Amex") that Amex intends to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") pursuant to Section 1009 of the Amex Company Guide ("Company Guide") to strike our common stock from listing and registration on Amex (the "Staff Determination").

         The Staff Determination indicates that we (the Company) have a limited right to appeal the determination by requesting an oral hearing or a hearing based on a written submission before a Listing Qualifications Panel. We sent a Request for Hearing Based on Written Submission to Amex on April 27, 2006. A hearing on the matter has been scheduled for May 31, 2006.

INTEREST FREE LOAN AGREEMENT

         Our subsidiary, AXM Shenyang, Inc, received the first tranche of a 10 million RMB (approximately $1.25 million) interest free loan from the Shenyang Municipal Government. We received initial proceeds of $375,000, with the second and final tranche of $875,000 expected upon final execution of the agreement, which is expected to occur at the end of May 2006. The loan is collateralized by a pledge of personal property owned by AXM's Chief Executive Officer, Weishi Wang.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         During the three-month period ended March 31, 2006, we had no revenue, compared to revenues from products sales for the three-month period ended March 31, 2005 of $28,260. There were no product sales because we did not have the ability to pay for any advertisements, sales promotions or salaries of marketing and sales professionals in Shenyang. During the three-month period ended March 31, 2006 we had inventory impairment of $1,886,520, compared with zero in the corresponding previous period. We expect to generate some revenue in the second half of 2006 because of the inflow of funds from the Shenyang Government which we will use for sales and marketing expenses.

          During the quarter ended March 31, 2006, we had total general and administrative expenses of $1,848,061, compared to $3,107,078 for the comparable period in 2005, a decrease of $1,259,017. The current period general and administrative expense includes $108,000 in non-cash expense.

         The significant decrease in both cash and non-cash general and administrative expenses resulted primarily from (i) reduced consulting expense related to factory construction and (ii) reduced corporate overhead expenditures and director fees. Non-cash expense occurs when we pay dividends or service fees (e.g. investor relations services) using shares of our Common Stock. Under new management, we are continuing our efforts to reduce corporate overhead expenses. However, our ability to do so may be constrained by on-going legal and regulatory proceedings.

         During the three month period ended March 31, 2006, we incurred $652,816 in interest expense, which includes amortization of debt discount and deferred financing costs totaling $525,905. There were no comparable expenses for the three month period ended March 31, 2005.

         For the three months ended March 31, 2006, we incurred a net loss of $4,387,397 compared to a net loss of $3,102,293 for the three months ended March 31, 2005. This represents a reduced net loss of $1,285,104. Our net loss applicable to common shareholders was $4,494,412 compared to a net loss of $3,209,308 for the three months ended March 31, 2005.

         These changes in operating results were the result of the reductions in general and administrative expense, as described above, offset by a decline in revenue and significant increases in financing costs, inventory impairment, principally amortization of debt discount and deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

         We are currently in urgent need of significant additional capital. As noted above, our lack of adequate capital has adversely affected our current operations. We had no sales during the three months ended March 31, 2006 as a result of our lack of capital resources. Our current cash resources are minimal in comparison to our current liabilities and operating requirements, and we do not expect to generate positive cash flow from operations for some time. Our management is actively developing a new business plan for the Company, and will be seeking financing from a number of different sources. However, no arrangements are currently in place, and it is not clear if we will be able to secure the additional funds we require to sustain and build our operations. Moreover, we have potential exposure and on-going expenses as a result of pending lawsuits and regulatory proceedings. As a result, we may be forced to curtail our operations or seek protection under applicable insolvency laws.

         At March 31, 2006, we had total assets of $10,641,129 compared to total assets of $13,729,011 at December 31, 2005. Our total assets decreased during the first quarter due to the increase of our allowance for bad debts and inventory, and cash used to pay expenses because no revenue was generated since there were no sales.

         Our cash on hand was $13,620 as of March 31, 2006, a decrease of $78,999 from the $92,619 cash on hand as of December 31, 2005. Cash used in operations was $120,190 for the first quarter 2006, compared to 2,736,086 for the first quarter 2005. Accounts receivable were $2,481, a decrease of $1,068,527 from the $1,071,008 at December 31, 2005. Accounts payable and accrued expenses were $5,015,987, an increase of $630,912 from the $4,385,075 at December 31, 2005. Accounts payable and accrued expenses to related parties were $251,799, an increase of $14,703 from the $237,096 at December 31, 2005. Our current assets as of March 31, 2006 were $1,062,962, of which $471,630 consisted of inventory. The majority of our inventory consists of raw material. We have performed an evaluation of our inventory as of March 31, 2006 and an impairment charge of 1,886,520 was recorded.

         In April 2006, we restructured our 2005 Notes, thereby relieving some of the pressure on our financial resources. See the discussion in Note 10 to our financial statements. If we fail to meet our obligations under the Modification Agreement, including obligations to secure Stockholder Approval by September 1, 2006 and to have an effective registration statement with respect to common stock owned or issuable to the Noteholders by November 1, 2006, then the entire principal amount of the 2005 Notes ($3,794,045) and any accrued and unpaid interest will accelerate and become immediately due and payable.

         Through May 19, 2006, we have received RMB 3,000,000 (approximately $375,000 USD) from the Shenyang Municipal Government as an interest free loan. We anticipate receiving an additional RMB 7,000,000 under this loan by May 31, 2006. The loan is collateralized by a pledge of personal property owned by our Chief Executive Officer, Weishi Wang.

         DEBT. We currently have a bank loan with an outstanding balance of approximately $3 million, secured by our manufacturing facility and the underlying real property. In March, we renewed the loan agreement with the bank to extend the maturity date for this loan until April 2007.

         We also issued a series of short term non-recourse loans to thirteen individual Chinese lenders. We currently are in default on these loans, which have a current balance of approximately $525,000. Although these loans are not secured by any of our property or assets, we could be subject to lawsuits if the loans are not paid. Currently, no lawsuits regarding these loans have been initiated and we are not aware that any such lawsuits are being contemplated by any of the lenders.

RISK FACTORS

         LIQUIDITY CRISIS. As discussed above, we do not have sufficient funds to operate our business. If we are unable to raise significant additional capital in the near future, we may have to discontinue operations or seek protection under applicable insolvency laws. We are pursuing a variety of alternatives in an effort to raise the funds we need to continue in business. Although we have had some limited success in this regard, we still need substantial additional cash. We do not currently have in place any agreements to provide such additional funding. See the discussion above under "Liquidity and Capital Resources."

         NOTICE OF DELISTING. On April 20, 2006, we received notice by letter, dated April 20, 2006, from the American Stock Exchange ("Amex") that Amex intends to proceed with the filing of an application with the Securities and Exchange Commission ("SEC") pursuant to Section 1009 of the Amex Company Guide ("Company Guide") to strike our common stock from listing and registration on Amex (the "Staff Determination").

         Specifically, Amex cited our inability to make a reasonable demonstration, in our plan of compliance dated March 3, 2006, of our likelihood of regaining compliance with Section 1003(a)(iv) of the Company Guide by May 2, 2006, in that we have sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature. Amex also cited our noncompliance with Section 1003(a)(iii) of the Company Guide which requires a company to maintain stockholders' equity in excess of $6 million if it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Furthermore, Amex indicated that during the period between August 31, 2005 and September 19, 2005, in certain instances, we failed to comply with Section 301 of the Company Guide which provides that a listed company is not permitted to issue or register additional securities of a listed class until it has filed an application for the listing of such additional securities and received notification from the Exchange that the securities have been approved for listing. Finally, as additional support to suspend and remove the Company from listing, Amex cited, pursuant to Section 1003(f)(iii) of the Company Guide, its concern of the ongoing SEC investigation into the Company and other parties affiliated with the Company for violations of federal securities laws.

         We have appealed the the Staff Determination and a hearing on the matter has been scheduled for May 31, 2006.

There may not be sufficient liquidity in the market for our securities for investors to sell their securities.

         There is currently only a limited public market for our Common Stock, which is listed on the American Stock Exchange, and there can be no assurance that a trading market will develop further or be maintained in the future. During the month of April 2006, the Common Stock traded an average of approximately 118,353 shares per day. As of May 17, 2005, the closing bid price for the Common Stock on the American Stock Exchange was $.42 per share. As of May 17, 2006, we had approximately 130 shareholders of record not including shares held in street name.

The fact that our directors and officers own approximately 31.37% of our capital stock may decrease your influence on shareholder decisions.

         Our executive officers and directors, in the aggregate, beneficially own approximately 28.91% of our capital stock. As a result, the officers and directors will have the ability to influence management and the outcome of matters submitted to shareholders for approval, including the election and removal of directors, amendments to bylaws and any merger, consolidation or sale of all or substantially all of our assets.

The outstanding warrants may adversely affect us in the future and cause dilution to existing Shareholders.

         There are currently approximately 10 million warrants outstanding. The terms of these warrants expire as early as 2007 and as late as 2010. The exercise price of these warrants range from $.50 to $5.50 per share, subject to adjustment in certain circumstances. The holders of the warrants have until August 21, 2008, September 12, 2008, December 31, 2008, June 24, 2007, and April 19, 2010 respectively, to exercise their warrants. Sales of the shares of Common Stock issuable upon exercise of the warrants could have a depressive effect on the price of the Common Stock, particularly if there is not a coinciding increase in demand by purchasers. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Our business depends upon receiving regulatory approvals for the manufacture and sale of our products.

         The manufacture and sale of pharmaceutical products in China is highly regulated by a number of state, regional and local authorities. These regulations significantly increase the difficulty and costs involved in obtaining and maintaining regulatory approvals for our products. Our ability to grow our business will depend in significant part upon our ability to obtain necessary regulatory approvals for new products.

It may be difficult for shareholders to seek and enforce judgments against us and our management.

         Substantially all of our assets and most of our directors and executive officers are in China. As a result, shareholders may have difficulty pursuing legal remedies against us or our management. It may be difficult to obtain personal jurisdiction over the officers and directors who reside in China and it may be difficult to enforce in China any judgment obtained in the United States.

We may have difficulty competing with larger and better financed companies in our sector.

         We believe that our products compete on the basis of brand recognition, efficacy, safety and price. Our ability to build brand recognition depends to a significant extent upon our marketing efforts. Our limited financial resources have severely constrained our marketing efforts. As a result, we are at a significant competitive disadvantage when we compete with larger, better financed manufacturers and distributors of pharmaceutical products.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures
    ------------------------------------------------

         Under the  direction  of our Chief  Executive  Officer and acting Chief

Financial Officer, we evaluated our disclosure controls and procedures and concluded thtat our disclosure controls and procedures were effective as of March 31, 2006

(b) Changes in internal controls over financial reporting
    -----------------------------------------------------

         In the past, our financial controls and procedures were deemed ineffective to ensure that financial information contained in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately. This conclusion was based primarily upon the fact that inaccurate financial statements were filed for the period ended June 30, 2005. Although we lack sufficient funding to continue our investigation of the prior misstatements, our Audit Committee believes, based on its review to date, that such misstatements resulted from the wrongful conduct of certain former senior executive officers, and not from a breakdown of internal controls over financial reporting. Nonetheless, in connection with our financial reporting, we have developed an internal control check-list, and management requires extensive internal reviews and consultation with outside advisors with a view to avoiding the occurrence of problems in the future. We believe that we have implemented sufficient review controls and procedures to ensure that current reports filed with the Securities and Exchange Commission are accurate.

         On March 8, 2006, our Board of Directors appointed Elliot M. Maza to the Board of Directors, effective on that date. Mr. Maza holds the position of Chairman of the audit committee and qualifies as the "audit committee financial expert", within the meaning of Item 401(h) of Regulation S-K. Mr. Maza is working with financial management of the Company to implement more stringent internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In February 2006, we became aware of a lawsuit filed in Los Angeles superior court from the Praxi Advertising and Design, Inc. claiming payment of an unpaid package design fee of $119,800.

         We obtained loans in the aggregate amount of 7,230,000 RMB (US $904,000) between October 22, 2004 and March, 2006, through a series of short term non-recourse loans from thirteen individual Chinese lenders. We are in default on these loans and interest of approximately $654,000. Although these loans are not secured by any of its property or assets, it could be subject to lawsuits if they are not paid. Currently, no lawsuits regarding these loans have been initiated and we are not aware that any lawsuits are being contemplated by any of the lenders.

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

         The legal actions from Don Bates and Peter Cunningham in November 2005 disclosed in 10-KSB have not been concluded yet. We intend to contest this claim and will consider appropriate cross-claims. There has been no discovery in this matter and we cannot predict its outcome.

         In April 2006, Saatchi & Saatchi, an advertising firm, instituted legal action against AMX Shenyang in Beijing Dongcheng Court, in China, claiming unpaid advertising fees. Saatchi & Saatchi has alleged that RMB710,000 (U.S. $88,750), plus accrued penalty, is due them. We believe that this suit is without merit as, among other things, the fees billed by the plaintiff for services rendered to us were excessive. We intend to contest this claim and will consider appropriate cross-claims. There has been no discovery in this matter and we cannot predict its outcome.

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

Date:  May 22, 2006             AXM PHARMA, INC.


By:

                                /s/  Weishi Wang
                                ----------------
                                Weishi Wang,
                                Chief Executive Officer

Date:  May 22, 2006             AXM PHARMA, INC.

By:

                                /s/  Harry Zhang
                                -----------------
                                Harry Zhang,
                                Acting Chief Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures  (as  defined  in  Exchange  Act  Rules  13a-15(e)  and
              15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the
              Company's supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.            Omitted pursuant to SEC Release 34-47986.

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on the Company's most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: May 22, 2006



/s/  Weishi Wang
----------------
Weishi Wang
Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures  (as  defined  in  Exchange  Act  Rules  13a-15(e)  and
              15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under the
              Company's supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.            Omitted pursuant to SEC Release 34-47986.

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report the Company's conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on the Company's most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.







Date: May 22, 2006



/s/  Harry Zhang
----------------
Harry Zhang
Acting Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Weishi Wang, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.






/s/  Weishi Wang
----------------
Weishi Wang
Chief Executive Officer


May 22, 2006

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of AXM Pharma, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Harry Zhang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.





/s/  Harry Zhang
----------------
Harry Zhang,
Acting Chief Financial Officer


May 22, 2006