Form 10-K/A
period 2005-12-31
AXM PHARMA INC
filed 2009-01-16
CIK 1113643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
_____________________

FORM 10-K AMENDMENT 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number
______________________
AXM PHARMA, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or jurisdiction of incorporation or organization)	20-0745214 (I.R.S. Employer Identification Number)
US Representative Office 17870 Castleton Street, Suite 255, City of Industry, CA 91728 (Address of principal executive offices)	10591 (Zip Code)

(909) 843-6338
(909) 843-6350
(Registrant’s telephone number and facsimile numbers, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock — $.001 par value

Securities registered pursuant to Section 12(g) of the Act:
Common Stock—$.001 par value
Preferred Stock Purchase Rights

Weishi Wang
PRESIDENT AND CHIEF EXECUTIVE OFFICER
20955 Pathfinder Road,
Suite 100
Diamond Bar, CA 91765
(646) 393-4365
 (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90days.   Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2006: $9,529,740

Part I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made under the captions “Business” (Item 1) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K/A, as well as statements made from time to time by our representatives may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding planned or expected manufacturing and sale of pharmaceutical products in China or elsewhere, scale up of facility under United States Good Manufacturing Practices (US GMP) standards,  the timing and amount of future sales of pharmaceutical products, the potential market size, advantages or therapeutic uses of our potential products; variation in actual savings and operating improvements resulting from restructurings; and the sufficiency of our available capital resources to meet our funding needs. We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” and the other factors discussed in connection with any forward-looking statements.

Item 1. Explanatory Note

This Form 10-K/A amends and restates the Form 10-KSB for the year ended December 31, 2005 of AXM Pharma, Inc. (“the Company”) initially filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2006 (the “Original Filing”) as amended and restated in the Form 10-KSBA for the year ended December 31, 2005 of the Company filed with the SEC on May 1, 2006.  This Form 10-K/A is intended to supersede such Form 10-KSBA.

This Form 10-K/A is being filed to correct errors and omissions contained in Part II, Item 6A, Item 7 and Item 7A and Part IV, Item 15, of the Original Filing. These errors and omissions result from failure to properly record certain liabilities and expenses related to the issuance of Secured Convertible Promissory Notes and associated Common Stock Purchase Warrants during the quarter ended April 30, 2005 and certain liabilities and expenses related to the issuance of Series C Preferred Stock and associated Common Stock Purchase Warrants during the quarter ended June 30, 2004. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends certain information contained in Part II, Item 6A, Item 7 and Item 7A and Part IV, Item 15, “Exhibits and Financial Statement Schedules”, of the Original Filing, solely as a result of and to reflect the correction of such errors and omissions.

This Form 10-K/A adds this Explanatory Note as a new Part I, Item 1 for the convenience of the reader. See also Note 2 to the Financial Statements included in Part IV, Item 15. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and these forward looking statements should be read in their historical context.

In addition, as more fully described in Part II, Item 9A of this report, following the close of the fiscal year ended December 31, 2005 and the filing of the Company’s Original Filing on April 17, 2006, the Company identified inadequacies in the Company’s disclosure controls and procedures that materially affected the Company’s internal control over financial reporting in and following the fiscal year ended December 31, 2005. Management has and will continue to adopt remedial measures in response to these inadequacies.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-K/A from the Company’s Chief Executive Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer are attached to this Form 10-QKB/A2 as Exhibit 31.1 and 32.1.

Item 2.	Business

Overview of AXM Pharma

Introduction

AXM Pharma, Inc., (“AXM”, “our”, “us” or “we”) is a pharmaceutical and nutraceutical company engaged in the production, marketing and distribution of over the counter and prescription pharmaceutical products in The People’s Republic of China (“China”). We have licenses to produce market and distribute drug products in various dosages and forms as well as herbal remedies and vitamins and are currently manufacturing four drug products for sale in China. We conduct our business in China through our wholly owned subsidiary, AXM Pharma (Shenyang) Inc. (“AXM Shenyang”). Further information can be found on our website:  www.axmpharma.com. The contents of that website are not incorporated herein by reference thereto.

History

 AXM was originally founded as Wholesale on the Net, Inc in 1999, as a Nevada corporation.  In 2001, we changed our named to Wickliffe International Corporation. In 2003, we acquired all of the outstanding shares of Werke Pharmaceuticals, Inc (“Werke”), a Chinese based pharmaceutical company. Werke owns all of the outstanding shares of AXM Shenyang, a “Wholly Foreign Owned Enterprise (WFOE) under Chinese law. In connection with the acquisition of Werke, we commenced operations in our current line of business and changed our name to Axiom Pharmaceuticals and, later in 2003, to AXM Pharma, Inc.  We conducted a series of private financings in 2003, 2004 and 2005. Prior to March 2004, our common stock was quoted under the symbol “WICK” on the over-the-counter Bulletin Board.  In March 2004, we were listed on the American Stock Exchange under the ticker symbol “AXJ .We continue to be listed on AMEX under the ticker symbol “AXJ”.

Business Strategy

Our core business strategy is to manufacture and distribute a diverse group of over the counter and prescription pharmaceutical and nutraceutical products, targeting the markets of China, Hong Kong, Taiwan, Korea, The Philippines, Indonesia, Malaysia, Singapore and Thailand. Our growth plan includes expanding our existing product line with new products licensed from North America and Europe. In 2004, we completed the construction of a manufacturing plant in a special economic zone in Shenyang, China. The plant has been certified as satisfying Chinese “Good Manufacturing Practices (GMP)”, and we intend to apply for certification of the plant under US GMP as well. This designation would allow us to manufacture pharmaceutical products in China for sale in the United States market.  However, we cannot predict when if ever we will obtain certification of the Shenyang plant under US GMP.

Manufacturing Capabilities

Our factory in Shenyang includes over 120,000 square feet of production space capable of producing 50,000,000 tubes for ointments, 500,000,000 tablets and 250,000,000 capsules annually. In addition, the plant contains laboratory and administration facilities.  The factory is located in a special economic zone, the High-Tech Industrial Development District, established in 1988 by the Chinese government to accelerate the development and industrialization of high-tech industries in the North–Eastern portion of China.

Current Marketed Products

AXM Shenyang currently holds 42 licenses to produce over-the-counter and prescription pharmaceutical products in China. To date, we have undertaken commercial sales of products under four of these licenses under approval from the State Food and Drug Administration of China (“SFDA”). Until the completion of our plant and its certification, our products were produced by third-party manufacturers. In the second quarter of 2005, we began to manufacture our products in our new factory. Currently, all of our products are sold through third-party distributors. Our current marketed products are:

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

As our resources permit, we anticipate expanding our current domestic Chinese distribution beyond the cities in which we currently sell through the utilization of new distribution firms in regions currently not covered. We have developed new distribution and marketing relationships with the following firms:

•      China Nat. Pharma. Group (Sinopharm)
•      Jin Ming Shi Pharma
•      DKSH (Taiwan) Limited
•      KerryFlex Supply Chain Solutions Limited

Recent Developments

Liquidity Crisis.  We are in urgent need of additional capital.  Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under “Risk Factors - We are currently in default on our obligations under our Series C Convertible Promissory Notes.” Our lack of capital has severely constrained our ability to grow our business.  These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sources in China to obtain financing to support operations going forward, but to date none of these discussions have resulted in additional financing. If we are unable to raise additional capital in the immediate future, we may be forced to cease business operations.

Default on Series C Notes.  Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required principal and interest to the holders of the Notes.  We are in negotiations with the holders with a view to restructuring the terms of the Notes.  However, no agreement has been reached and, if we fail to reach an agreement, it will be very difficult for us to raise any new funds from other sources (see “Risk Factors - We are currently in default on our obligations under our Secured Promissory Notes”.)

Loss of Sunkist License.  In 2004, we entered into a Trademark Licensing Agreement with Sunkist Growers Inc. (“Sunkist”) that granted us exclusive rights to manufacture, market and sell certain vitamin and vitamin supplements under the Sunkist brand name and trademark until December 2005 in Hong Kong, Taiwan and Macau and until December 2008 in China. Sales under these licenses accounted for approximately 60% of our total sales in 2005.  The agreement also granted us a right of first refusal for any territory in the rest of Asia where Sunkist does not currently license the product categories covered by the agreement with us. Under the terms of the agreement, we were required to achieve certain sales targets each year, for each category of product licensed under the agreement.  In order to support our Sunkist license agreement, we entered into distribution agreements with Zuellig Pharma Ltd. and Zuellig & Woo (Hong Kong) Co., Ltd in March 2005 for distribution the Sunkist brand products in China, Hong Kong, Macau and Taiwan. In addition, we entered into agreements with Kerryflex Supply Chain Solutions Limited and executed a Memorandum of Understanding with DKSH Taiwan Limited, to distribute the Sunkist brand products in Hong Kong and Taiwan. In October 2005, we terminated the distribution agreement with Zuellig Pharma, Inc. and Zuellig & Woo (Hong Kong) Co., Ltd.

We failed to achieve certain minimum sales targets during 2004 and 2005 for each category of product and failed to pay the minimum royalties stipulated under the license agreement. As a result, Sunkist terminated our agreement with them for sale of products in China on February 20, 2006. The separate license agreement with Sunkist relating to rights to sell certain products in Hong Kong, Macau and Taiwan expired on its stated termination date in December 2005 and has not been renewed.  Sunkist has notified us that we are in default with respect to minimum royalties and has demanded payment of $368,000. This amount in included in our Statement of Financial Position under the caption “Current Liabilities.”

SEC Investigation.  The SEC is currently conducting an investigation into the restatement of our June 30, 2005 financial statements.  Under prior management, we recorded approximately $2.8 million of revenues related to the sale of Sunkist-branded products through our distributor, Zuellig.  These revenues constituted substantially all of our revenues for the quarter ended June 30, 2005.  In October 2005, under current management, we determined that such sales were in substance consignment arrangements since we could not determine collectabilty since collections were not due until the distributors shipped the products; therefore,.we should not have recognized any revenues from such sales.  We reported this matter to the SEC which then decided to conduct an investigation to determine if we and others may have violated the reporting, anti-fraud, accounting and other provisions of the federal securities laws.  The investigation is in a relatively early stage and we are not able to predict its outcome.  We are fully cooperating with the SEC in this investigation (see “Risk Factors - We are currently the subject of an SEC investigation into our restatement of our June 30, 2005 financials.”)

Certain Considerations Related to Chinese Pharmaceutical Companies

Chinese Legal Status of AXM Shenyang

AXM Shenyang, is classified as a Wholly Foreign Owned Enterprise (WFOE) under Chinese Company Law. Wholly Foreign Owned Enterprises are limited liability companies established under Chinese Company Law, which are owned exclusively by one or more foreign investors and thus offer controls over the company’s management, technology, and finances that the typical foreign investor requires. Advantages of qualifying as a WFOE include:

●	Ability to carry on business in China rather than just a representative office function;

●	Ability to issue invoices to customers in Renminbi (Chinese currency) and receive Renminbi revenues;

●	Ability to convert Renminbi profits to US dollars for remittance to foreign parent company outside China;

●	Ability to employ staff directly within China;
●	Protection of intellectual know-how and proprietary technology.

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

Additionally, we will be subject to varying degrees of regulation and permitting by governmental agencies in China. For example, in 1999, the SFDA established an administrative system for the classification of prescription and over–the-counter drugs.  Since then, the SFDA has issued a series of guidelines on interpretation of the new classification system in such areas as labeling, usage instructions and packaging of over–the-counter products.

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

Chinese Registered Capital Requirements

Pursuant to the Company Law of China, we are required to contribute and maintain a certain amount of “registered capital” in our wholly owned subsidiary, AXM Shenyang.  This capital may be in the form of tangible or intangible assets. AXM Shenyang’s current registered capital requirement is US $10,000,000.  We are currently in compliance with the registered capital requirements of the Company Law.

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

Employees

At April 13, 2006, we had no employees in our U.S.-based headquarters and 150 full-time employees at our facilities located in China. Certain of our employees in China have instituted legal proceedings in China related to unpaid wages ( see “Risk Factors - We have not made payments to certain of our employees and lenders, and certain service providers have asserted claims against us”.)

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

The Company also makes its periodic and current reports available, free of charge, on its website, www.axmpharma.com, as soon as reasonably practicable after such material is electronically filed with the SEC. Information available on our website is not a part of, and should not be incorporated into, this annual report on Form 10-K/A.

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

Risks Related to Our Financial Condition

If we fail to raise additional capital in the immediate future, we will be forced to cease operations

We are in urgent need of additional capital.  Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under “Risk Factors - We are currently in default on our obligations under our Series C Convertible Promissory Notes.” Our lack of adequate capital has severely constrained our ability to grow our business.  These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sources in China to obtain financing to support operations going forward; however, to date such discussions have not resulted in any additional financing. At this time, we do not know if additional financing will be available, nor can we predict the terms of any such financing.  If we are unable to raise additional funds in the immediate future, we may be forced t cease business operations.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. If additional capital is raised through incurrence of indebtedness, our interest expense will likely increase and restrictive covenants imposed by the lenders may impair our ability to grow our business.

           Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $28 million.  Our net loss was $9 million and $13 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $9 million and $10 million for 2005 and 2004, respectively. Our stockholders’ equity decreased from $5 million as of December 31, 2004 to $0.8 million as of December 31, 2005.

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

           There is currently pending in Los Angeles superior court, a lawsuit filed by Praxis Advertising and Design, Inc. claiming payment of an unpaid package design fee of $119,800.  In addition, in November 2005, Don Bates, Inc., our former U.S. Good Manufacturing Practices consultant, instituted legal action against us in U.S. District Court, District of Nevada, claiming unpaid consultancy fees.  Don Bates, Inc. has alleged that $362,652.00, plus accrued interest, is due to them.   In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham’s counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005.  Mr. Cunningham’s complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000. We intend to contest these claims and will consider appropriate cross-claims.  An adverse determination in one or more of these proceedings would further impair our liquidity.

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

The SFDA set up a classification administrative system in 1999 for prescription and over–the-counter drugs.  Since then, the SFDA has issued a series of guidelines for interpretation of the new classification system for labeling, usage instructions and packaging of over–the-counter products. The SFDA currently requires that pharmaceutical manufacturers clearly label drugs for over–the-counter sales and distinguish them from those to be sold in hospitals as ethical drugs. We have instituted this policy as required by the SFDA.  To date, we have never experienced any problems with compliance with the regulations of the SFDA.   We have never been investigated for noncompliance by this agency nor have we violated any regulations of the SFDA.

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

The value of the Renminbi fluctuates and is subject to changes in China’s political and economic conditions.  Since 1994, the conversion of Renminbi into foreign currencies, including US dollars, has been based on rates set by the People’s Bank of China, which are set daily based upon the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to US dollars has generally been stable.

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

The prescription and over–the-counter drug markets in China are very competitive and competition may increase.  Products compete on the basis of efficacy, safety, side effect profiles, price and brand differentiation.  Some of our competitors may have greater technical and financial resources than we do and may use these resources to pursue a competitive position that threatens our products.  Our products could be rendered obsolete or uneconomical by the development of new pharmaceuticals to treat conditions addressed by our products, as a result of technological advances affecting the cost of production, or as a result of marketing or pricing action by one or more of our competitors.

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

Item 3.	Properties

Our corporate and United States offices are located at 17870 Castleton Street, Suite 255, City of Industry, California 91748.  The current rent for these premises is $1,842 per month.  Our lease expires on January 24, 2009.  In January 2006, we closed our office located at 7251 West Lake Mead Blvd, Suite 300, Las Vegas, Nevada, 89128. The rent for the office in Las Vegas was $5,378 per month.

Our principal administrative, sales and marketing facilities are located at No. F.3004 Sankei Torch Bldg, 262A Shifu Road, Shenyang City, Liaoning Province, The People’s Republic of China.  The current rent for these facilities is US$2,917 per month and our lease expires in October 2007.

Our factory is located at No. 2 Feiyun Road, Nunnan New District, Shenyang, China.  It is a 120,000 square foot facility comprised of a solid dose facility, an ointment facility, and an administrative building.

Item 4.	Legal Proceedings

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

In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham’s counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005.  We are disputing the validity of the service, and have retained counsel. We anticipate that the default will be set aside.  Mr. Cunningham’s complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000.  The complaint also requests declaratory relief to amend an allegedly incorrect Form 8-K filing which stated that Mr. Cunningham was fired for cause.   We intend to vigorously defend this case and believe hawse have meritorious claims against Mr. Cunningham which may be asserted in a cross-complaint.   There has been no discovery in this matter and we cannot predict its outcome.

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

In July 2005, we received a demand letter from Saatchi & Saatchi, an advertising firm, that alleged that we owed them approximately RMB 582,055.48 (U.S. $71,770) in connection with advertising services provided to AXM Shenyang.  We currently are reviewing their claim and intend to negotiate a settlement of such claim.  We do not anticipate that this matter will have a material impact on our business or operations.

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

Item 5.	Submission of Registrant’s Common Equity, Related Stockholder Matters

The Company did not submit any matters to a vote of the security holders during the fourth quarter of fiscal 2005.

PART II

Item 6.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

(a)Fiscal 2004 and 2005	High	Low

Quarter Ended March 31, 2004	7.30	3.80
Quarter Ended June 30, 2004	5.49	3.70
Quarter Ended September 30, 2004	4.35	2.05

Quarter Ended December 31, 2004	3.63	1.80
Quarter Ended March 31, 2005	3.15	2.21
Quarter Ended June 30, 2005	2.75	1.72
Quarter Ended September 30, 2005	2.35	1.23
Quarter Ended December 31, 2005	1.61	0.30

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

Item 6A	Recent Sales of Unregistered Securities

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

           On April 19, 2005, AXM Pharma, Inc. accepted subscriptions in the amount of $3,125,000, with 8 accredited investors pursuant to a private equity financing.  The placement was co-managed by H.C. Wainwright & Co, Inc. and Chardan Capital Markets.  Net proceeds from the offering after estimated costs and expenses, including fees of the placement agent, were approximately $2,767,500.  We issued 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note and three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants) and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  For each $500,000 of Notes purchased pursuant to that certain Note and Warrant Purchase Agreement entered into on April 19, 2005 between the Company and those Purchasers listed on Exhibit A to the Agreement, such Purchaser shall receive a Series A Warrant to purchase up to 300,000 shares of Common Stock at an exercise price of $2.90 per share and a Series B Warrant to purchase up to 300,000 shares of Common Stock at an exercise price per share of $3.50.  Each Purchaser shall also be entitled to receive a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Note at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants shall expire five (5) years following the Closing Date and the Series C Warrants shall expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.

Each Note is due on April 19, 2007 and is convertible at the option of the holder anytime in whole or in part at $2.10.  The notes bear interest at the rate of nine percent (9%) per annum, convertible into shares of AXM’s common stock, par value $0.001 per share.  The interest is payable monthly commencing on the fifth (5th) month following the issuance date, in cash or in shares of AXM’s common stock.  Commencing on the fifth (5th) month following the issuance date and continuing thereafter on the first (1st) business day of each month until the maturity date, AXM shall pay the principal installment amount equal to one-twentieth (1/20th) of the original principal amount of the note plus any accrued but unpaid interest to the holder; provided, however, if on any principal payment date, the outstanding principal amount of the note plus any accrued but unpaid interest is less than the principal installment amount, then AXM shall pay such lesser amount.  AXM may pay the Principal Installment Amount in cash or registered shares of common stock. If AXM elects to pay the principal installment amount in registered shares of common stock, the number of registered shares of common stock to be issued to the holder shall be an amount equal to the Principal Installment Amount divided by eighty-five percent (85%) of the average of the VWAP for the five (5) trading days immediately preceding the principal payment date; provided, that, in no event shall the number of registered shares of common stock to be issued to the holder be greater than an amount equal to the principal installment amount divided by eighty percent (80%) of the VWAP on the date AXM provides the holder with notice as to how AXM will pay the upcoming Principal Installment Amount, which notice must be given ten (10) business days prior to such payment.

The parties to the Note and Purchase Agreement, along with AXM’s wholly owned subsidiary AXM Pharma (Shenyang) Inc., also entered into a Security Agreement dated April 19, 2005.  Pursuant to the Security Agreement, Investors are granted a security interest in the real property at which AXM Pharma (Shenyang) Inc.’s factory is located and all equipment and inventory of every kind and nature located on the real property, as well as all proceeds and products of such real property, except for any accounts receivables.  This security is senior to all other creditors except for the existing line of credit with Shanghai Pudong Development Bank.  Additionally, AXM also granted a security interest in 100% of the shares of its wholly owned subsidiary, Werke Pharmaceuticals, Inc., which owns AXM Shenyang.

In addition to its fees and expenses, the placement agent and co-placement agent, or its assigns, will receive commissions and warrants as follows, but each agent shall only receive such commissions and warrants for the investors participating in the offering through each agent’s own efforts.  A selling commissions in an amount equal to 10% of the gross subscription proceeds shall be awarded, as well as one (1) 5-year Warrant to purchase shares of the Company’s Common Stock at $2.90 per share for each 10 shares underlying the Notes and Warrants issued by the Company in connection with the offering.

We are obligated to file a registration statement within 30 days of the closing covering the shares of common stock underlying the Notes and Warrants and an additional number of shares to account for monthly redemptions.

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

           On August 8, 2005, we completed a sale of shares of Common Stock by the exercise of the Company’s warrant for gross proceeds of $2,127,436.  This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.

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

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation plans approved by security holders	2,477,500	$4.58	522,500
Equity compensation plans not approved by security holders	1,493,334	$4.05	0
Total	2,477,500	$4.58	522,500

We did not issue any options in 2005 under our 2005 equity incentive plan, approved by our shareholders in March 2005.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

We are in urgent need of additional capital.  Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under “Risk Factors - We are currently in default on our obligations under our Convertible Promissory Notes.” These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several funding sourcess in China to obtain financing to support operations going forward; however, to date these discussions have not resulted in our obtaining any additional financing. At this time, we do not know if additional financing will be available, nor can we predict the terms of any additional financing.  If we do not raise additional capital in the immediate future, we may be forced to cease operations.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. If additional capital is raised through incurrence of indebtedness, our interest expense will likely increase and restrictive covenants imposed by the lenders may impair our ability to grow our business.

      Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $28 million.  Our net loss was $9 million and $13 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $9 million and $10 million for 2005 and 2004, respectively. Our stockholders’ equity decreased from $5 million as of December 31, 2004 to $0.8 million as of December 31, 2005.

Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required repayment of principal and interest to the holders of the Notes.  We are in negotiations with the holders with a view to restructuring the terms of the Notes.  However, no agreement has been reached and, if we fail to reach an agreement, it will likely be impossible for us to raise any new funds (see “Risk Factors - We are currently in default on our obligations under our Secured Promissory Notes”.)

Cash Sources and Uses

Total assets increased from $12,516,807 at December 31, 2004 to $13,833,946 at December 31, 2005.  The increase is primarily attributable to the receipt of $4,941,192 and $2,654,467 in net proceeds from the placement of securities and short-term bank loans offset by losses incurred in normal operations.

Our total outstanding current liabilities increased to $12,969,219 at December 31, 2005, as compared to approximately $7,553,587 at December 31, 2004.  The increase in current liabilities was the result of an increase in short-term loans and accrued interest and principle on the secured promissory notes.

From December 31, 2004, to December 31, 2005, our cash and cash equivalents decreased by approximately $1,163,061. We received net proceeds from the sale of the secured promissory notes of $3,034,000.  We also received $1,907,193 form the exercise of warrants to acquire common stock.  These amounts were offset by general, administrative and selling expenses of approximately $7,621,405. The sales, general and administrative expenditures were incurred primarily in connection with offerings of securities, marketing expenses and legal, accounting and consulting fees.  We incurred approximately $2 million and $5.6 million of non-cash general, administrative and selling expenses in 2005 and 2004, respectively.  The non-cash expense is incurred for services (e.g. financial consulting and investor relations services) for which we pay our vendor in shares of our common stock.
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

On April 19, 2005 we completed a private financing with 9 accredited investors.  We executed notes totaling $3,125,000.  Net proceeds from the issuance of the notes after offering costs were approximately $2,767,500. The notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note; three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Notes bear interest at 9% and are repayable in equal installments during the period September 2005-April 2007 (see description above under Recent Sales of Unregistered Securities.)

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

Inventory written-off - We delivered Sunkist brand products of Chewchew Bear multi-vitamins to distributors, of which, $313,000 of such product was labeled to be sold in China.  However, we had not obtained the necessary import license for this product from the Chinese government as of December 31, 2005. The inventories remain in the distributor’s warehouse in Hong Kong.  We can not predict when we will obtain the necessary license to remove this product from the distributor’s warehouse. Accordingly, we have written off the value of this product from our inventory. During 2005, we outsourced and manufactured Sunkist brand products of Leafs vitamin supplement strips in China. The raw material had quality problems, resulting in a write-off of $219,000.  As a result of the above, we took an inventory write-off of approximately $532,000 during 2005

Non-Cash Consulting Expenses - During the year ended December 31, 2005, our Board of Directors authorized the issuance of shares of our restricted common stock, warrants and stock options to various consultants in lieu of cash payments. Based upon the common stock trading price at the times of issuance, and FASB rules, we were required to incur non-cash consulting expenses of approximately $2 million for the issuance of these shares during the year ended December 31, 2005.

Net Loss – As a result of the above, we recorded a net loss from operations for the fiscal year ended December 31, 2005, of $9,247,932 compared to a net loss of $13,250,883 for the fiscal year ended December 31, 2004.  The decrease is the result of the aforementioned decrease in Selling, General and Administrative expenses. The net loss per share for the year ended December 31, 2005 was $0.45 per share calculated on weighted average shares outstanding of 20,433,762, compared to a net loss per share for the year ended December 31, 2004 of $0.82 calculated on weighted average shares outstanding of 16,066,789.

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

Convertible Preferred Stock - Convertible Preferred Sock issued by AXM Pharma is initially offset by a discount representing the relative fair values of the embedded conversion option in the Preferred Stock and the warrants issued with the Preferred Stock.  The fair value of the warrants and embedded conversion option are calculated based on available market data using appropriate valuation models.  The excess of the sum of the values of the embedded conversion option plus the warrants over the cash proceeds received from the issuance of the Preferred Stock is charged to interest expense.

Secured Promissory Notes - Convertible Secured Promissory Notes that we issued are initially offset by a discount representing the relative fair values of the conversion option embedded in the Notes and warrants issued with the Notes.  The fair value of the warrants and embedded conversion option are calculated based on available market data using appropriate valuation models.  The excess of the sum of the values of the embedded conversion option plus the warrants over the cash proceeds received from the issuance of the Notes is charged to interest expense. The carrying value of the Notes is accreted to the face amount over the term of the Notes using an effective interest method.

Warrants - Warrants issued in connection with our Secured Promissory Notes and Convertible Preferred Stock have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.  See Item 6A. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

Deferred Financing Costs.- Deferred financing costs attributable to the issuance of Secured Promissory Notes and Convertible Preferred Stock have been amortized to interest expense over the term of those instruments.

Fair Value of Financial Instruments - Financial instruments that are subject to fair disclosure requirements are carried in the financial statements at amounts that approximate fair value and include cash and cash equivalents, accounts receivable and accounts payable.  Fair values are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of perceived risk.

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

ITEM 7A	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fair Value of Warrants and Derivative Liabilities. As of December 31, 2005, the value of our warrant liability was $2.9 million. We estimate the fair value of these instruments using the Black-Scholes option pricing models, which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining maturity and the closing price of our common stock. We believe that the change in value from period to period is most significantly impacted by the closing price of our common stock at each reporting period. The following table illustrates the potential effect on the fair value of derivative securities of changes in certain assumptions made:

Increase\decrease
(in thousands)

10% increase in stock price	$404
20% increase in stock price	$818
5% increase in assumed volatility	$200

10% decrease in stock price	$(431)
20% decrease in stock price	$(808)
5% decrease in assumed volatility	$(236)

Item 8.	Financial Statements and Supplementary Data

The financial statements and financial statement schedules begin on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation and Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Exchange Act as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and report within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls

The Company maintains a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Principal Financial Officer, as appropriate to allow timely decisions to be made regarding required disclosure.

The Company’s Chief Executive Officer and the Audit Committee of the Board of Directors completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) for the year ended December 31, 2005 and concluded that the Company’s disclosure controls and procedures were not effective as of the end of that period.  Specifically, management and the Audit Committee of the Board of Directors believe that the Company’s disclosure controls and procedures have not been adequate in the following respects:

•	The Company did not maintain effective controls, including policies and procedures, over accounting for financing agreements and related party transactions.

•
The Company did not maintain effective controls to provide reasonable assurance that management oversight and review procedures were properly performed over the accounts and disclosures in its consolidated financial statements, and that accounts were complete and accurate and consistent with detailed supporting documentation. In addition, the Company did not maintain effective controls over communications among its management to provide reasonable assurance that the preparation of its consolidated financial statements and disclosures were complete and accurate.

These inadequacies prompted management to adopt remedial measures. Certain of these measures have been implemented as of the date of filing of this Form 10-K/A; others are currently in process of being implemented.

Remediation Measures:

As of March 1, 2008, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedure for related party transactions:

Any out of the ordinary course of business payment made to any current or former investor and/or their families and associates will be subject to approval by the Chair of the Company’s Audit Committee.

As of March 1, 2008, the Company has taken the following steps to remediate the inadequacies in the Company’s disclosure controls and procedure for financing agreements:

•
The finance department has adopted a schedule for preparation of financial reports that provides the CEO and Accounting Manager sufficient lead time to review and comment on the financial reports. Included on the schedule are monthly “close” meetings with the CEO and the Chairman of the Audit Committee to review the closing financial statements.

•
The Company has created a committee responsible for disclosure matters that will report to senior management. The committee will meet on a monthly basis to determine whether any material events have occurred, or are likely to occur, that may require disclosure in a current or periodic report

•
The finance department will review with the Chairman of the Audit Committee on a timely basis, and in no event, later than the monthly finance meeting, any events that signal a significant deficiency or material weakness

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The following table and text set forth the names and ages of all directors and executive officers of AXM Pharma as of April 28, 2006. On September 25, 2005, we elected Baozhong  Zhang to serve on the Board of Directors.  On October 13, 2005, Chet Howard resigned as Chief Executive Officer and Chief Financial Officer of the Company.  On that same day, Wang Wei Shi was elected by the Board of Directors to serve as the Company’s Chief Executive Officer and elected Harry Zhang to serve as the Company’s Chief Financial Officer.  On March 8, 2006, we elected Elliot M. Maza and Wenzhou Zhang to serve as directors on the Board of Directors.  Elliot M. Maza also serves as the Chairman of the Audit Committee.

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

Elliot M. Maza, Director.   Mr. Maza became a director on March 8, 2006.  Mr. Maza also currently is the Chief Financial Officer of Emisphere Technologies, Inc. (NASDAQ: EMIS), a biopharmaceutical company.  During his career, Mr. Maza has held distinguished positions in the areas of finance and law. While at Emisphere, he has successfully restructured the company’s indebtedness, helped the company raise capital and implemented Section 404 under the Sarbases-Oxley Act. Since December 2004, he has also served as a member of the Board of Directors and chairman of the audit committee of Tapestry Pharmaceuticals Inc. (NASDAQ: TPPH).  Previously, he was a Partner at Ernst and Young LLP and a Vice President at Goldman Sachs, JP. Morgan Securities and BT Securities Corporation. Mr. Maza previously practiced law at Sullivan and Cromwell LLP.  He received his J.D. degree from the University of Pennsylvania Law School in 1985 and his C.P.A. from the State of New Jersey in 1981.

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

Audit Committee Financial Expert.

The Board has determined that the Chairman of the committee, Mr. Maza is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B and “independent” for purposes of currently adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.  Mr Maza is also currently on the Board of Directors and serves as chairman of the audit committee of Tapestry Pharmaceuticals Inc. Our Board of Directors has determined that such simultaneous service does not impair the ability of Mr. Maza to effectively serve as the Chairman of AXM Pharma’s Audit Committee.

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

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards			Payouts
Name And Principal Position (a)	Year (b)	Salary($) (c)	Bonus($) (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) $ (f)	Securities Underlying Options/ SARs (#) (g)		LTIP Payouts $ (h)	All Other Compen- sation $ (i)
Wang Wei Shi President, CEO	2005	$240,000	0	0	0	0		0	0
Chairman of	2004	240,000	0	0	0	300,000	(1)	0	0
the Board	2003	240,000	0	0	0	0		0	0

Harry Zhang CFO,	2005	120,000	0	0	0	0		0	0
Chief	2004	80,000	0	0	383,000	0		0	0
Accounting Officer	2003	0	0	0	0	0		0	0

Peter W.	2005	70,000	0	0	0	0		0	0
Cunningham	2004	240,000	0	0	208,335	40,000	(2)	0	0
Former President and CEO	2003	50,000	0	0	208,335	0		0	0

Chet Howard	2005	100,000	60,000	0	0	0		0	0
Former CFO	2004	120,000	0	0	383,000	0		0	0
	2003	0	0	0	0	0		0	0

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

Board of Directors

Our directors who are employees do not receive any compensation from AXM Pharma for services rendered as directors. The Board has created three classes of fees for outside directors: (1) outside directors who are “independent,” as defined in the Exchange Act will be paid $4,500.00 per month; (2) outside directors who are not “independent” will receive $3,000.00 per month; and, (3) the Vice Chairman will receive a flat fee of $18,000.00 per month, inclusive of committee fees and the Chairwoman will receive a flat fee of $20,000.00 per month.  All board members of U.S. citizenship are entitled to participate in AXM Pharma’s health insurance plan.  Since August 24, 2004, our Board of Directors issued 2,030,000 stock options exercisable at $4.14 per share to members of our Board of Directors and employees and an additional 40,000 and 70,000 stock options exercisable at $5.70 and 2.72 per share, respectively.  The foregoing options were granted under the Company’s 2004 Incentive and NonStatutory Stock Option Plan.

Employment Agreements

Mr. Cunningham was originally hired to serve as our Chief Operating Officer, but in September 2003, Mr. Cunningham was promoted to the positions of President and Chief Executive Officer.  When Mr. Cunningham was promoted, other than the change in his responsibilities, the terms of his employment agreement remained the same.  On January 31, 2005, Chet Howard replaced Mr. Cunningham as Chief Executive Officer.  Mr. Cunningham became President of International Sales.  Although other terms of his employment agreement had not yet been finalized, the Board approved certain aspects of Mr. Cunningham’s compensation, including Mr. Cunningham’s compensation of $10,000 per month for a one-year contract with AXM for this position.  The Board also approved a three-month severance package for Mr. Cunningham in the event that he was terminated other than for cause.  Additionally, Mr. Cunningham was to receive 3% of net sales based upon a projected budget that had been prepared and approved by the Board.  Mr. Cunningham also had the opportunity to receive 5% of net sales if he retained any sales over the stated budget.   Mr. Cunningham’s employment agreement was to be amended to reflect his position change, but a new employment agreement was never reached because Mr. Cunningham was terminated for cause on July 20, 2005.

On January 31, 2005, Chet Howard was appointed by the Board of Directors to replace Peter Cunningham as Chief Executive Officer. Mr. Howard became our Chief Executive Officer on February 1, 2005, and continued to act as our Chief Financial Officer until October 13, 2005 when he voluntarily resigned from the position.  Pursuant to the terms of his agreement with AXM Pharma, Mr. Howard was paid a Base Salary of $240,000 per year, distributed in equal monthly installments.  Mr. Howard also received a $60,000 signing bonus.  In addition, Mr. Howard was entitled to receive 250,000 incentive employee stock options per year, vesting quarterly.  During the term of his employment under the Agreement, at the Board’s discretion, Mr. Howard was also eligible to participate in all bonus and incentive plans.  Mr. Howard was eligible to participate in all employee benefit plans to the extent maintained by the Company, including (without limitation) any life, disability, health, accident and other insurance programs, paid vacations, and similar plans or programs, subject in each case to the generally applicable terms and conditions of the plan or program in question and to the determinations of any committee administering such plan or program.  Mr. Howard’s salary, bonus and incentives were reviewed by our Board of Directors and compensation committee with the goal of bringing his salary in line with industry standards.  Mr. Howard’s employment agreement was for a two-year term.   Mr. Howard voluntarily terminated his employment agreement.  Upon his voluntary termination we accrued salary, vested deferred compensation (other than pension plan or profit sharing plan benefits, which were to be paid in accordance with the applicable plan), and accrued vacation pay, all to the date of termination, but no severance compensation. Mr. Howard’s agreement requires that he keep confidential any proprietary information acquired while employed and upon termination of his employment.  He was also prohibited from soliciting any employees of AXM Pharma for a period of six months following his termination for any reason.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

NAME AND ADDRESS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF VOTING OF SECURITIES (1)
Ms. Wang Wei Shi 46 Wen An Road Building 4, 5th Floor Shenyang, Liaoning, The Peoples Republic Of China 110003	6,047,000	(2)	27.29%

Harry Zhang STE 2109 Beijing Exchange BLDG NO 128 Jianguo RD, Beijing, 100022 P. R China	100,000		0.45%

Elliot M. Maza 114 Chestnut Street Englewood, NJ 07631	0		0%

Chaoying(Charles) Li 14/F, Buiding A, Huixium Plaza, No Beishuan Zhong Road, Chaoyang District Beijing 100101, P.R. China	210,000		0.95%

Baozhong Zhang 100-7 East Binke Road Shenke District Shenyang Liaoning, F4 110015	0		0%

Wenzhou Zhang No.2 Feiyun Road Hunnan New District Shenyang, Liaoning. P.R. China	0		0%

Zhenyu Kong Room 2109 The Exchange Beijing, No.118 Jianguo Road, Chaoyang District Beijing 100022, China	50,000	(3)	0.23%

Peter W. Cunningham 755 Promontory Point Drive West Newport Beach, California 92660	555,001	(4)	2.5%

Mr. Chet Howard 11792 Lily Rubin Ave. Las Vegas, NV 89138	200,000	(5)	0.9%

Gryphon Master Fund, L.P. 500 Crescent Court Suite 270 Dallas, Texas 75201	1,838,200		8.29%

Byrle Lerner 2904 Via Campesina Palo Verdes Estates, CA 90274	1,165,300	(6)	5.26%

All directors and officers as a group (10 persons)	7,162,001		32.32%

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

Item 13.    Certain Relationships and Related Transactions

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

Item 14.    Principal Accounting Fees and Services
Section 4.03
Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our next annual meeting of stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

A list of the financial statements filed as a part of this report appears on page F-1.

(2) Financial Statement Schedules

Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements.

(3) Exhibits

A list of the exhibits filed as a part of this report appears on pages E-1 and E-2, which follow immediately after the financial statements.

(b)	See Exhibits listed under the heading “Exhibit Index” set forth on page E-1.

(c)	Schedules have been omitted because the information required is not applicable or is shown in the Financial Statements or the corresponding Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, hereunto duly authorized.

AXM PHARMA, INC.

By: /s/ Weishi Wang

Weishi Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Name and Signature	Title	Date

/s/ Wang Wei Shi	Chief Executive Officer	January 16, 2009
Wang Wei Shi

/s/ Zhang Baozhong	Director	January 16, 2009
Zhang Baozhong

/s/ Elliot Maza	Director	January 16, 2009
Elliot Maza

/s/ Tracey O’Neill	Director	January 16, 2009
Tracey O’Neill

AXM Pharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

Index

AXM Pharma, Inc.	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-6
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005 and 2004	F-5
Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 AXM Pharma, Inc.
 City of Industry, California

We have audited the accompanying consolidated balance sheet of AXM Pharma, Inc. as of December 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended.  These financial statements are the responsibility of AXM Pharma’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that AXM Pharma, Inc. will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, AXM Pharma has incurred losses of $9,247,932 and $13,250,883 for the years ended December 31, 2005 and 2004, respectively.  AXM Pharma will require additional working capital to develop its business until AXM Pharma either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about AXM Pharma’s ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, the Company has corrected the method of accounting for convertible instruments effective January 1, 2004.

LBB & Associates Ltd., LLP (formerly Lopez, Blevins, Bork & Associates Ltd., LLP)
Houston, Texas

April 7, 2006, except for Note 2, which is as of July 10, 2008.

AXM Pharma, Inc.
Consolidated Balance Sheet
December 31, 2005
RESTATED

ASSETS
Current Assets
Cash	$92,620
Accouns Receivable	1,071,008
Inventories	2,287,487
Prepaid expenses and other	609,207
Total current assets	4,060,322

Property and equipment, net	7,558,010
Licenses	1,601,138
Deferred financing costs	614,476

TOTAL ASSETS	$13,833,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites
Convertible secured debentures	$973,279
Acounts payable and accured expenses	5,102,821
Short-term loans	3,960,249
Preferred Stock Derivative Liability	99,725
Conversion Derivative Liability	888,922
Warrant Liability	1,944,223
Total current liabilities	12,969,219

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized, 826,500 shares issed and outstanding	826
Series B, Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issed and outstanding	-
Series C, Preferred stock, $.001 par value, 100 shares authorized, 17 shares issed and outstanding	-
Common stock, $.001 par value, 50,000,000 shares authorized, 21,609,630 shares issed and outstanding	21,610
Additional paid-in capital	28,619,190
Accumulated deficit	(27,776,899)
864,727

TOTAL LIABILILITIES AND STOCKHOLDERS' EQUITY	$13,833,946

See accompanying summary of accounting policies and notes to the financial statements

AXM Pharma, Inc.
CONSOLIDATED STATEMENTS OF OPERATION
YEARS ENDED DECEMBER 31, 2005 AND 2004
RESTATED

	2005	2004

Revenues	$2,021,728	$2,115,751
Cost of revenues	1,249,360	1,050,283
Gross Profit	772,368	1,065,468

Selling, general and adimistrative	9,629,424	15,526,639

Operating Loss	(8,857,056)	(14,461,171)
Interest expense	(7,102,563)	(673,115)
Other income	6,711,687	1,883,403
Net Loss	$(9,247,932)	$(13,250,883)

Net loss applicable to common shareholders:
Net loss	$(9,247,932)	$(13,250,883)

Net loss per share;

Base and diluted	$(0.45)	$(0.82)

Weighted average shares outstanding:
Base and diluted	20,433,762	16,066,789

See accompanying summary of accounting policies and notes to the financial statements

AXM Pharma, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004
RESTATED

	Shares	Amount	Shares	Amount	Additional paid in capital	Accumulated Deficit	Total

Balance, December 31, 2003	13,728,347	13,728	2,750,000	2,750	12,844,354	(5,278,084)	7,582,748

Issuance of preferred stock and warrants, net of expense	-	-	860,030	860	1,737,773	-	1,738,633

Issuance of common stock for warrants, net of expense	1,070,016	1,070	-	-	3,271,155	-	3,272,225

Issuance of commons stock and warrants for services	1,161,001	1,161	-	-	5,619,337	-	5,620,498

Conversions of preferred stock	2,076,175	2,077	(1,935,006)	(1,935)	(142)	-	-

Net Loss						(13,250,883)	(13,250,883)

Balance, December 31, 2004	18,035,539	18,036	1,675,024	1,675	23,472,477	(18,528,967)	4,963,221

Issuance of common stock for dividend	78,600	79	-	-	180,985	-	181,064

Issuance of common stock and warrants for assets	55,000	55	-	-	933,434	-	933,489

Issuance of common stock and warrants for services	685,800	685	-	-	1,789,952	-	1,790,637

Issuance of common stock in connection with exercise of warrants	1,488,100	1,488	-	-	1,908,681	-	1,910,169

Issuance of common stock for repayment of principal and interest	245,645	246	-	-	333,833	-	334,079

Issuance of common stock for conversion of preferred stock	1,020,946	1,021	(848,507)	(849)	(172)	-	-

Net Loss						(9,247,932)	(9,247,932)

Balance, December 31, 2005	21,609,630	21,610	826,517	826	28,619,190	(27,776,899)	864,727

See accompanying summary of accounting policies and notes to the financial statements

AXM PHARMA, Inc.
CONSOLIDATED STATEMENTS OF CASHFLOW
YEARS ENDED DECEMBER 31, 2005 AND 2004
RESTATED

	2005	2004
Cash flows from operating activities:
Net Loss	$(9,247,932)	$(13,250,883)
Adjustments to reconcile net loos to cash used in operating activities:
Common stock issued for services and dividends	1,971,701	5,620,498
Non-cash interest expense	6,022,544	673,115
Bad Debt		810,793
Inventory write-off	532,105	1,714,200
Depreciation and amortization	56,309	32,167
Change in derivative instruments	(6,711,687)	(1,883,402)

Changes in assets and liabilities

Accounts Receivable	(1,040,258)	1,773,436
Prepaid expenses	-	471,317
Advances	(164,105)	1,023,578
Inventories	(817,462)	(1,472,576)
Accounts payable and accrued expenses	786,916	903,038
Cash flows from operating activities:	(8,611,869)	(3,584,719)

Cash flows from investing activities:
Capital Expenditures	(453,943)	(6,892,907)

Cash flows from financing activities:

Proceeds from short-term loans	2,958,581	1,001,668
Proceeds from sale of preferred stock	-	4,508,633
Proceeds from exercise of warrants	1,910,169	3,272,225
Proceeds from notes payable	3,034,000
Cash flows from financing activities:	7,902,750	8,782,526

Net decrease in cash	(1,163,062)	(1,695,100)

Cash, beginning of period	1,255,682	2,950,782

Cash, end of period	$92,620	$1,255,682

Supplemental cash flow information:

Interest paid	$111,629	$-

Supplemental non-cash transactions:

Common stock and warrants for assets	$933,489	$-
Common stock for principal and interest	$334,079	$-

See accompanying summary of accounting policies and notes to the financial statements

AXM PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Our Business and Liquidity

Nature of our Business. AXM Pharma, Inc., (“AXM”, “our”, “us” or “we”) is a pharmaceutical and nutraceutical company engaged in the production, marketing and distribution of over the counter and prescription pharmaceutical products in The People’s Republic of China (“China”). We have licenses to produce market and distribute drug products in various dosages and forms as well as herbal remedies and vitamins and are currently manufacturing four drug products for sale in China. We conduct our business in China through our wholly owned subsidiary, AXM Pharma (Shenyang) Inc. (“AXM Shenyang”).

Our core business strategy is to manufacture and distribute a diverse group of over the counter and prescription pharmaceutical products, targeting the markets of China, Hong Kong, Taiwan, Korea, The Philippines, Indonesia, Malaysia, Singapore and Thailand. Our growth plan includes expanding our existing product line with new products licensed from North America and Europe. In 2004, we completed the construction of a manufacturing plant in a special economic zone in Shenyang, China. The plant has been certified as satisfying Chinese “Good Manufacturing Practices (GMP)”, and we intend to apply for certification of the plant under US GMP as well. This designation would allow us to manufacture pharmaceutical products in China for sale in the United States market.

Our factory in Shenyang includes over 120,000 square feet of production space capable of producing 50,000,000 tubes for ointments, 500,000,000 tablets and 250,000,000 capsules annually. In addition, the plant contains laboratory and administration facilities.  The factory is located in a special economic zone, the High-Tech Industrial Development District, established in 1988 by the Chinese government to accelerate the development and industrialization of high-tech industries in the North–Eastern portion of China.   The factory satisfies Chinese GMP and we intend to apply for certification of the plant under US GMP as well. AXM Shenyang employs 150 people.

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

As our resources permit, we anticipate expanding our current domestic Chinese distribution beyond the cities in which we currently sell through the utilization of new distribution firms in regions currently not covered. We have developed new distribution and marketing relationships with the following firms:

•      China Nat. Pharma. Group (Sinopharm)
•      Jin Ming Shi Pharma
•      DKSH (Taiwan) Limited
•      KerryFlex Suplly Chain Solutions Limited

Liquidity. We are in urgent need of additional capital.  Our cash resources have been depleted. We have not paid our employees in China since January 2006. We are in default under the terms of certain promissory notes as described more fully below under “Risk Factors - We are currently in default on our obligations under our Series C convertible promissory note.” These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2005 includes an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern. We are currently in discussions with several banks in China to obtain financing to support operations going forward, but we can offer no assurance that we will obtain additional financing. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. We cannot assure you that financing will be available on favorable terms or at all.

       Since our inception, we have generated significant losses from operations and we anticipate that we will continue to generate significant losses from operations for the foreseeable future.  As of December 31, 2005, our accumulated deficit was approximately $28 million.  Our net loss was $9 million and $13 million for the years ended December 31, 2005 and 2004, respectively. Our cash outlays from operations and capital expenditures were $9 million and $10 million for 2005 and 2004, respectively. Our stockholders’ equity decreased from $5 million as of December 31, 2004 to $0.8 million as of December 31, 2005.

Under the terms of certain Secured Promissory Notes issued on April 19, 2005, we are obligated to pay interest and principal monthly in cash or shares. However, we are obligated to make payments in cash if our share price falls below a certain price calculated under a formula specified in the Notes. We are currently in default in our payment obligations because we have not been able to pay the required repayment of principal and interest to the holders of the Notes.  We are in negotiations with the holders with a view to restructuring the terms of the Notes.  However, no agreement has been reached and, if we fail to reach an agreement, it will likely be impossible for us to raise any new funds (see “Risk Factors - We are currently in default on our obligations under our Secured Promissory Notes”.)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

We have restated our financial statements as of and for the year ended December 31, 2005 to properly record liabilities and expenses related to the issuance of certain Secured Promissory Notes and associated Common Stock Purchase Warrants during the quarter ended April 30, 2005 and certain Series C Preferred Stock and associated Common Stock Purchase Warrants during the quarter ended June 30, 2004. See, Note 7, “Series C Convertible Preferred Stock” and Note 8, “Secured Promissory Notes”.

The accompanying consolidated financial statements for the year ended December 31, 2005 have been restated to reflect these changes.

Consolidated Balance Sheet
December 31, 2005

	December 31,
	2005 as previously									December 31,
	reported	Note A	Note B	Note C	Note D	Note E	Note F	Note G	Note H	2005 restated

ASSETS
Current Assets
Cash	$92,620									92,620
Accouns Receivable	1,071,008									1,071,008
Inventories	2,287,487									2,287,487
Prepaid expenses and other	609,207									609,207
Total current assets	4,060,322									4,060,322

Property and equipment, net	7,558,010									7,558,010
Licenses	1,601,138								-	1,601,138
Deferred financing costs	685,403								(70,927)	614,476

TOTAL ASSETS	$13,904,873									$13,833,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilites
Convertible secured debentures	$1,057,184	(1,057,184)	-	-		973,279				973,279
Acounts payable and accured expenses	4,718,517			199,219			185,085			5,102,821
Short-term loans	3,960,249									3,960,249
Preferred Stock Liability	1,308,408		-					(1,208,683)		99,725
Conversion Liability			2,062,762		(1,173,840)					888,922
Warrant Liability	802,137		5,471,250	-	(3,578,916)		-	(750,248)	-	1,944,223
Total current liabilities	11,846,495									12,969,219

Commitments and Contingencies

STOCKHOLDERS' EQUITY:

Series A, Preferred stock, $.001 par value, 10,000,000 shares authorized, 826,500 shares issed and outstanding	826									826
Series B, Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issed and outstanding	-									-
Series C, Preferred stock, $.001 par value, 100 shares authorized, 17 shares issed and outstanding	-									-
Common stock, $.001 par value, 50,000,000 shares authorized, 21,609,630 shares issed and outstanding	21,610									21,610
Additional paid-in capital	28,958,231	(339,041)								28,619,190
Accumulated deficit	(26,922,289)									(27,776,899)
	2,058,378									864,727

TOTAL LIABILILITIES AND STOCKHOLDERS' EQUITY	$13,904,873									$13,833,946

Notes:
A) To reverse the deemed dividend and note payable originally booked to record it properly
B) To re-book the issuance of the converible notes by valuing the conversion of the notes and warrants separately.
C) To accrue the interest on the convertible notes.
D) To revalue the warrant liability and convertible note conversion feature liability at December 31, 2005.
E) To accrete the vaue of the note to its original value.
F) To accrue interest on the preferred stock issued in 2004.
G) To revalue the warrant liability and preferred stock liability asssociated with the preferred stock issuance at December 31, 2005.
H) To amortize placement fee costs paid to the agency for the preferred stock issuance.

CONSOLIDATED STATEMENTS OF OPERATION
YEAR ENDED DECEMBER 31, 2005

	December 31,
	2005 as previously									December 31,
	reported	Note A	Note B	Note C	Note D	Note E	Note F	Note G	Note H	2005 - Restated

Revenues	$2,021,728									2,021,728
Cost of revenues	1,249,360									1,249,360
Gross Profit	772,368									772,368

Selling, general and adimistrative	9,629,424	-								9,629,424

Operating Loss	(8,857,056)									(8,857,056)
Interest expense	2,231,225	(1,323,684)	4,766,512	199,219		973,279	185,085	-	70,927	(7,102,563)
Other Income					4,752,756			1,958,931		6,711,687
Net Loss	$(11,088,281)									$(9,247,932)

Net loss applicable to common shareholders:
Net loss	$(11,088,281)									(9,247,932)
Benefical conversion of preferred stock	-									-
Deemed dividend from beneficial converision feature of warrants	(428,058)	-								-
Net loss applicable to common shareholders:	$(11,516,339)									$(9,247,932)

Net loss per share;

Base and diluted	$(0.56)									$(0.45)

Weighted average shares outstanding:
Base and diluted	20,433,762									20,433,762

Notes:
A) To reverse the deemed dividend and note payable originally booked to record it properly
B) To re-book the issuance of the converible notes by valuing the conversion of the notes and warrants separately.
C) To accrue the interest on the convertible notes.
D) To revalue the warrant liability and convertible note conversion feature liability at December 31, 2005.
E) To accrete the vaue of the note to its original value.
F) To accrue interest on the preferred stock issued in 2004.
G) To revalue the warrant liability and preferred stock liability asssociated with the preferred stock issuance at December 31, 2005.
H) To amortize placement fee costs paid to the agency for the preferred stock issuance.

CONSOLIDATED STATEMENTS OF OPERATION
YEAR ENDED DECEMBER 31, 2004

	December 31,
	2004 as previously						December 31,
	reported	Note A	Note B	Note C	Note D	Note E	2004 restated

Revenues	$2,115,751						2,115,751
Cost of revenues	1,050,283						1,050,283
Gross Profit	1,065,468						1,065,468

Selling, general and adimistrative	15,055,322		471,317				15,526,639

Operating Loss	(13,989,854)						(14,461,171)
Interest expense	-	539,848		96,346		36,921	(673,115)
Other Income					1,883,403		1,883,403
Net Loss	$(13,989,854)						$(13,250,883)

Net loss applicable to common shareholders:
Net loss	$(13,989,854)						(13,250,883)
Benefical conversion of preferred stock	(1,413,374)						-
Deemed dividend from beneficial converision feature of warrants	(1,009,085)						-
Net loss applicable to common shareholders:	$(16,412,313)						$(13,250,883)

Net loss per share;

Base and diluted	$(1.02)						$(0.82)

Weighted average shares outstanding:
Base and diluted	16,066,789						16,066,789

Notes:
A) To properly book the preferred stock that was issued in 2004 along with the warrants issued with it.
B) To book the warrants given to placement agency and to properly record the placement agency fee
C) To record the interest that accrues in association with the preferred stock. It was not booked prior.
D) To revalue the warrant liability and preferred stock liability asssociated with the preferred stock issuance at December 31, 2004.
E) To amortize the financing costs associated with the preferred stock.

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

Equipment and Long-Lived Assets.  Property and equipment are stated at cost less accumulated depreciation.  Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives of machinery and equipment (three to seven years). The majority of our long-lived assets are located in The People’s Republic of China. We perform reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Licenses.  Licenses consist of permits to produce pharmaceutical products which were acquired in a business combination.  The licenses were valued at their historical cost.  The cost of the licenses is not amortized because they have an indefinite life.  The licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The permits are in the Peoples Republic of China. During 2005 and 2004, management of the Company determined that no impairment adjustment related to these intangibles was necessary.

We believe our licenses have market value independent from our ability to exploit them because they can be transferred to third parties. In the event that we fail to exploit them ourselves due to a lack of financial resources, we plan to recover the costs of these licenses by a sale to third parties.

Derivative Instruments. We have issued and outstanding certain instruments with embedded derivative features which we analyze in accordance with the pronouncements relating to accounting for derivative instruments and hedging activities to determine if these instruments are derivatives or have embedded derivatives that must be bifurcated. Under the applicable accounting literature, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing the appropriate valuation model. The embedded derivative liability is classified as such and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded to other (income) expense, net. In addition, freestanding warrants are accounted for as equity securities or liabilities in accordance with the provisions of the applicable accounting literature. As the conversion rate or exercise price of all outstanding instruments vary with the fair value of our common stock, they are recorded as an obligation at fair value, marked-to-market at each reporting date, and carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

Convertible Preferred Stock - Convertible Preferred Sock issued by AXM Pharma is initially offset by a discount representing the relative fair values of the embedded conversion option and the warrants issued with the Preferred Stock.  The fair value of the warrants and embedded conversion option are calculated based on available market data using appropriate valuation models.  The excess of the sum of the values of the embedded conversion option plus the warrants over the cash proceeds received from the issuance of the Preferred Stock is charged to interest expense.

Secured Promissory Notes - Convertible Secured Promissory Notes that we issued are initially offset by a discount representing the relative fair values of the conversion option embedded in the Notes and warrants issued with the Notes.  The fair value of the warrants and embedded conversion option are calculated based on available market data using appropriate valuation models.  The excess of the sum of the values of the embedded conversion option plus the warrants over the cash proceeds received from the issuance of the Notes is charged to interest expense. The carrying value of the Notes is accreted to the face amount over the term of the Notes using an effective interest method.

Warrants - Warrants issued in connection with our Secured Promissory Notes and Convertible Preferred Stock have been classified as liabilities due to certain provisions that may require cash settlement in certain circumstances. At each balance sheet date, we adjust the warrants to reflect their current fair value. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. We believe the assumptions used to estimate the fair values of the warrants are reasonable.  See Item 6A. Quantitative and Qualitative Disclosures about Market Risk for additional information on the volatility in market value of derivative instruments.

Deferred Financing Costs.  Deferred financing costs attributable to the issuance of Secured Promissory Notes and Convertible Preferred Stock have been amortized to interest expense over the term of the notes.

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

The reporting currency is the U.S. dollar.  The functional currency of our subsidiary, AXM Shenyang, is the Renminbi (“RMB”) which is the local currency in China.  The financial statements of our subsidiary are translated into U.S. dollars using period-end exchange rates for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

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

	December 31, 2005	December 31, 2004

Net loss applicable to common shareholders:
As reported	$(9,247,932)	$(13,250,883)
Stock based compensation under fair value method	-	-
Pro forma	$(9,247,932)	$(13,250,883)

Net loss applicable to common shareholders per share basic and diluted:
As reported	$(0.45)	$(0.82)
Stock based compensation under fair value method	-	-
Pro forma	(0.45)	$(0.82)

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

3.  INVENTORY WRITE-OFF

We delivered Sunkist brand products of Chewchew Bear multi-vitamins to distributors, of which, $313,000 of such product was labeled to be sold in China.  However, we had not obtained the necessary import license for this product from the Chinese government as of December 31, 2005. The inventories remain in the distributor’s warehouse in Hong Kong.  We can not predict when we will obtain the necessary license to remove this product from the distributor’s warehouse. Accordingly, we have written off the value of this product from our inventory.

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

5. PROPERTY AND EQUIPMENT

Components of property, plant, and equipment, at December 31, 2005 are as follows:

Land	$932,286
Vehicles	70,630
Equipment	622,858
Construction in progress	6,011,317
7,637,091
Less: accumulated depreciation	(79,081)
$7,558,010

Depreciation expense totaled $56,309 and $32,167 in 2005 and 2004, respectively, and was included in selling general and administrative expenses.

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

7: SERIES C CONVERTIBLE PREFERRED STOCK

On June 24, 2004, we issued to accredited investors pursuant to a private equity financing, 30.425 shares of our Series C Preferred Stock (the “Series C Prefs”), at a price per share of $100,000 and 357,936 Common Stock Purchase Warrants, each of which entitles the holder to purchase one share of our common stock, $.001 par value, for a period of three years from the date of issuance at a price equal to $5.50 per share. In addition, we issued to HC Wainwright, our placement agent, a three-year warrant to purchase up to 3 shares of Series C Prefs at a price of $100,000 per share, which is convertible into 70,588 common shares, and upon exercise, entitles HC Wainwright up to 35,793 warrants on a pro-rata basis to the number of shares of Series C Prefs purchased upon exercise. We also issued 53,691 warrants to purchase our common stock at $5.50 per share to The Shemano Group, our co-placement agent. Total proceeds were approximately $2,770,000, net of expenses.

The Series C Prefs carry the rights and preferences set forth in a Certificate of Designation which is incorporated herein by reference (the “Certificate of Designation”). Each share of Series C Pref is initially:

•
convertible into shares of our Common Stock as determined by dividing the Liquidation Preference Amount per share ($100,000) by the applicable conversion price per share ($4.25) (subject to adjustment in the event of any subdivision, combination of shares, stock dividend, stock split, recapitalization, reclassification, reorganization, merger or other combination). If we issue any shares of our capital stock, other than (i) the issuance or sale of options to purchase shares of Common Stock pursuant to a stock option or equity incentive plan approved by the Board of Directors of the Company, or the issuance or sale of any shares of Common Stock upon the exercise of any such options, (ii) shares of Common Stock issued upon conversion of shares of any of the Series C Preferred Stock, (iii) securities issued in connection with any underwritten primary public offering of the Company’s securities pursuant to a registration statement declared effective by the Securities and Exchange Commission, (iv) the issuance of securities as consideration for a bona fide business acquisition of or by the Company whether by merger, consolidation, sale of assets, sale or exchange of stock or otherwise, which involves a third party which is not affiliated with the Company or its current stockholders or in a strategic alliance or as equity kickers in lease and financing transactions, the primary purpose of which is not to raise equity capital; (v) in the case of (i), (ii) and (iii), any additional shares of Common Stock as may be issued by virtue of anti-dilution provisions, if any, applicable to such options or securities; or (vi) any additional shares of Common Stock as may be issued by virtue of the adjustment provisions applicable to the Series C Preferred, the conversion price of the Series C Preferred Stock  Preferred shall be adjusted to that price determined by multiplying the Conversion Price by a fraction, the numerator of which is equal to the sum of (A) the number of shares of Common Stock outstanding immediately prior to the new issuance plus (B) the number of shares of Common Stock which the aggregate consideration for the new common shares to be issued would purchase at a price per share equal to the Conversion price; and the denominator of which is the number of shares of Common Stock outstanding immediately after the new issuance.  lowered to a price equal to the securities issued;

•
entitled to vote on all matters submitted to a vote of the holders of our Common Stock, together with the holders of the Common Stock, on an as-converted basis. Without the written consent or affirmative vote of the Holders of at least 75% of the then outstanding shares of Series C Preferred, we may not authorize or issue any shares of capital stock, or affect certain other changes to the Company’s capital structure;

•	entitled to dividends at a rate per annum of 6% of the stated Liquidation Preference Amount per share; and

•
entitled to a liquidation preference equal to the aggregate stated Liquidation Preference Amount of all Series C Preferred shares held by such Holder upon the occurrence of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or in the event of the Company’s insolvency. If any sale or transfer of all or substantially all of the assets of the Company in a transaction or series of transactions (“Asset Sale”) is proposed to occur, we are obligated to given written notice to Holders of Series C Preferred, who shall be entitled to elect that the Asset Sale be deemed a liquidation, dissolution and winding up of the Company and to demand payment of the liquidation preference with respect to such Holder’s shares upon the consummation of the Asset Sale.

Upon the occurrence of (i) the institution against the Company of any proceedings under the United States Bankruptcy Code or any other federal or state bankruptcy, reorganization, receivership, insolvency or other similar law affecting the rights of creditors generally, which proceeding is not dismissed within thirty (30) days of filing or (ii) the institution by the Company of any proceedings under the United States Bankruptcy Code or any other federal or state bankruptcy, reorganization, receivership, insolvency or other similar law affecting the rights of creditors generally or the making by the Company of a composition or an assignment or trust mortgage for the benefit of auditors, the Holders may elect to have all or any portion of the then-outstanding Series C Preferred redeemed by the Company. Upon the redemption election, we will pay the Holders a redemption payment equal to the aggregate stated Liquidation Preference Amount of the Series C  Preferred shares which are to be redeemed.

APB Opinion 14 (as amended), states that a portion of the proceeds of debt securities issued with detachable stock purchase warrants is allocable to the warrants and should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. APB 14 by its terms does not apply to preferred stock. However, the Emerging Issues Task Force noted in EITF Issues No. 98-5, that a similar methodology would be used in circumstances in which convertible securities are issued along with another security, and that proceeds from the issuance of convertible preferred stock with detachable warrants should be allocated between the preferred stock and the other securities based on the relative fair values of the components. EITF 00-19 provides that proceeds from the issuance of warrants or other derivative instruments that give the counterparty the choice of cash settlement or settlement in shares, should be reported as a liability, which is measured at fair value, with changes in fair value reported in earnings. EITF 00-19 further provides that a contract that contains an indeterminate number of shares to be delivered in a share settlement is essentially a contract that gives the counterparty a choice of cash settlement or settlement in shares and should be recorded as a liability.

 Both the Series C Prefs and the Warrants issued with those Prefs contain such provisions as a result of the anti-dilution features contained in the Statement of Designation of the Series C Convertible Preferred Stock, the Warrants and other relevant contracts. Accordingly we have accounted for the Series C Prefs and the associated Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. On June 24, 2004, the date of the transaction, the value of the warrants issued with the Series C Preferred stock was determined to be $1,135,605, based on a closing stock price of $5.10 on that date. See Note 9: Derivative Instrument Liabilities, for further discussion of the liability related to the warrants.

The Series C Prefs essentially contain a call option on our common stock. APB 14 generally provides that debt securities which are convertible into common stock of the issuer or an affiliated company at a specified price at the option of the holder and which are sold at a price or have a value at issuance not significantly in excess of the face amount are not bifurcated into separate obligations. The terms of such securities generally include (1) an interest rate which is lower than the issuer could establish for nonconvertible debt, (2) an initial conversion price which is greater than the market value of the common stock at time of issuance, and (3) a conversion price which does not decrease except pursuant to anti-dilution provisions. The Series C Prefs do not satisfy these conditions because the initial conversion price of $2.10 per common share was lower than the market value of the common stock at time of issuance, which was $2.50 per share. Accordingly the determination of whether the conversion feature should be accounted for separately should be governed by FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”.

We have determined that based on the provisions of FASB Statement 133, the embedded conversion option present in the Series C Prefs should be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, under certain circumstances, must be bifurcated into a host contract and the embedded derivative, with each component accounted for separately. The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6-11 of this Statement. Although the option embedded in the Series C Prefs is indexed to our own stock, a separate instrument with the same terms as the embedded option would not be classified in stockholders' equity in the statement of financial position, but rather would be classified as a liability due to the contractual provisions of the Series C Prefs that essentially require cash settlement. Therefore, the written option is considered to be a derivative instrument under and should be separated from the host contract. On June 24, 2004, the date of the transaction, the value of the conversion option embedded in the Series C Prefs was determined to be $2,446,743, based on a closing stock price of $5.10 on that date. The excess of the sum of the initial value of the conversion option plus the initial value of the warrants has been charged to interest expense. The liability related to the embedded option in the Series C Prefs and the Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings.  At December 31, 2005, the derivative liability associated the conversion option embedded in the Series C Prefs was $99,724, with the change in fair value recorded in other expenses.

EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” which under certain circumstances require the bifurcation of an embedded conversion feature from the host instrument, provide that when the fair value of the common stock into which the preferred stock can be converted exceeds the proceeds (a beneficial conversion feature), the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation.  Under the guidance of EITF issues 98-5 and 00-27, we determined that any embedded beneficial conversion feature in the Series C Prefs is inherent in the liability recorded for the embedded conversion option in the Series C Prefs and is not accounted for separately.

We incurred placement fees of $272,500 and issued 485,714 warrants to two placement agents in connection with the Series C Preferred stock issuance for the year ended December 31, 2004.  The warrants were valued on the closing date, June 24, 2004, using the Black Scholes option pricing model, at a value of $411,599.  This amount was recorded as a warrant liability. The warrant liability will be marked to market at each future reporting date. The warrant liability had a value of $15,662 at December 31, 2005.  Total costs associated with the issuance of the Series C Pref were $684,099, of which, $471,317 was charged to expense immediately as the holder of the Series C Prefs can convert immediately. The total remaining cost of $212,782 has been allocated to the Warrants, and is being amortized over the 3 year term of the Warrants.

The Series C Prefs carry a cumulative dividend of 6% per annum. Under the Certificate of Designation, dividends accrue from the date specified for payment in the Certificate of Designation of the Series C Prefs. The dividend is payable semi-annually in arrears. As of December 31, 2005, we have accrued dividends payable of $281,431, with a corresponding offset to interest expense.

8. SECURED CONVERTIBLE PROMISSORY NOTES

On April 20, 2005 we completed a private financing with 8 accredited investors.  We issued Secured Convertible Promissory Notes (the “Notes”) with an aggregate face amount of $3,125,000. Each Note is due on April 19, 2007 and is convertible at the option of the holder anytime in whole or in part at $2.10 per common share. Net proceeds from the issuance of the Notes after offering costs were approximately $2,767,500.

The Notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note; three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Notes bear interest at 9% and are repayable in equal installments during the period September 2005 through April 2007.  The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrants were issued with an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Notes at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.

APB Opinion 14 (as amended), states that a portion of the proceeds of debt securities issued with detachable stock purchase warrants is allocable to the warrants and should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. EITF 00-19 provides that proceeds from the issuance of warrants or other derivative instruments that give the counterparty the choice of cash settlement or settlement in shares, should be reported as a liability, which is measured at fair value, with changes in fair value reported in earnings. EITF 00-19 further provides that a contract that contains an indeterminate number of shares to be delivered in a share settlement is essentially a contract that gives the counterparty a choice of cash settlement or settlement in shares and should be recorded as a liability.

 Both the Notes and the Warrants issued with the Notes contain such provisions as a result of the anti-dilution features contained in the Notes, the Warrants and other relevant contracts. Accordingly we have accounted for the Notes and the associated Warrants as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. On April 20, 2005, the date of the transaction, the value of the warrants issued with the Notes was determined to be $5,471,250, based on a closing stock price of $2.07 on that date. See Note 9: Derivative Instrument Liabilities, for further discussion of the liability related to the warrants.

The Notes essentially contain a call option on our common stock. APB 14 generally provides that debt securities which are convertible into common stock of the issuer or an affiliated company at a specified price at the option of the holder and which are sold at a price or have a value at issuance not significantly in excess of the face amount are not bifurcated into separate obligations. The terms of such securities generally include (1) an interest rate which is lower than the issuer could establish for nonconvertible debt, (2) an initial conversion price which is greater than the market value of the common stock at time of issuance, and (3) a conversion price which does not decrease except pursuant to anti-dilution provisions. The Notes do not satisfy these conditions because the initial conversion price of $2.10 per common share was lower than the market value of the common stock at time of issuance, which we $2.50 per share. Accordingly the determination of whether the conversion feature should be accounted for separately should be governed by FASB Statement 133, “Accounting for Derivative Instruments and Hedging Activities”.

We have determined that based on the provisions of FASB Statement 133, the embedded conversion feature present in the Notes should be valued separately at the commitment date. Under FASB 133, a contract that contains an “embedded” derivative instrument; i.e., implicit or explicit terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument, under certain circumstances, must be bifurcated into a host contract and the embedded derivative, with each component accounted for separately. The issuer's accounting depends on whether a separate instrument with the same terms as the embedded written option would be a derivative instrument pursuant to paragraphs 6-11 of this Statement. Although the option embedded in the Notes is indexed to our own stock, a separate instrument with the same terms as the embedded option would not be classified in stockholders' equity in the statement of financial position, but rather would be classified as a liability due to the contractual provisions of the Notes that essentially require cash settlement. Therefore, the written option is considered to be a derivative instrument under and should be separated from the host contract. On April 20, 2005, the date of the transaction, the value of the conversion option embedded in the Notes was determined to be $2,062,762, based on a closing stock price of $2.07 on that date. This value has been recorded as a liability with a corresponding decrease in the carrying value of the Notes. The excess of the sum of the initial value of the conversion option plus the initial value of the Series A and Series B warrants issued with the Notes has been charged to interest expense. The liability related to the embedded option in the Notes and the Series A and Series B Warrants will be marked to market for all future periods they remain outstanding with an offsetting charge to earnings.  At December 31, 2005, the derivative liability associated with the conversion option embedded in the Notes was $ 888,922, with the change in fair value recorded in other expenses. See Note 9: Derivative Instrument Liabilities.

The carrying value of the Notes has initially been recorded at zero because the sum of the initial value of the warrants plus the conversion option embedded in the Notes exceeds the proceeds. The liability for the Notes will accrete to their face amount over the term of the Notes calculated based on an effective interest method with an offsetting charge to interest expense. As of December 31, 2005, the carrying value of the Notes was $973,279.

We determined the initial fair value of the Series A and Series B warrants issued with the Notes to be $5,471,250 based on the Black-Scholes option pricing model. This value has been recorded as a liability with a corresponding decrease in the carrying value of the Notes. This difference will be amortized over the term of the Notes as interest expense calculated using an effective interest method. See Note 9: Derivative Instrument Liability, for a further discussion of the liability related to the issuance of the Series A and Series B Warrants.

EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” provide that when the fair value of the common stock into which the note can be converted exceeds the proceeds (a beneficial conversion feature), the issuer should allocate a portion of the proceeds equal to that excess to paid-in capital or to a liability if the issuer has a cash payment obligation. The beneficial conversion feature recognized is limited to the proceeds received from the issuance of the notes after allocating the value of any warrants issued together with the Notes. Under the guidance of EITF issues 98-5 and 00-27, we determined that the Notes do not contain an embedded beneficial conversion feature because the proceeds from the issuance of the Notes was less than the value of the Warrants issued with the Notes and therefore, the limitation described above is applicable.  In addition, under the guidance of EITF issues 98-5 and 00-27, we determined that any embedded beneficial conversion feature in the Notes is inherent in the liability recorded for the embedded conversion option in the Notes and is not accounted for separately.

Under the terms of the Series C Warrants issued with the Notes, each Purchaser is entitled to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Notes, at an exercise price per share equal to the Conversion Price. We recorded the liability for the Notes at an amount equal to the full consideration received upon issuance, less the value of the Series A and Series B Warrants, but without considering the value of the Series C Warrants because the determination of the number of Common Shares underlying the Series C Warrants and the exercise price of the Series C Warrants is dependent on the Conversion Price of the Notes at the time of conversion, which was indeterminate on the issue date of the Notes and Warrants.

We incurred placement fees and legal expenses of approximately $357,500 in connection with the issuance of the Notes. We recorded these costs as deferred financing costs, which are to be amortized over the term of the Notes, without any allocation to the Warrants.

9. DERIVATIVE INSTRUMENT LIABILITIES

Derivative instruments consist of the following:

December 31, 2005
Warrants issued with Series C Convertible Preferred Stock	$36,226
Warrants issued to the placement agents	15,663
Warrants issued with Secured Promissory Notes	1,892,334
Preferred stock conversion liability	99,725
Convertible note conversion liability	888,922
$2,932,870

 Warrants issued with Series C Convertible Preferred Stock. As described above in Note 7, in connection with the issuance of the Series C Prefs, we issued Warrants to purchase up to an aggregate of 357,936 shares of our common stock.  We also issued to our placement agent, HC Wainwright, a three-year warrant to purchase up to 3 shares of Series C Prefs at a price of $100,000 per share, which is convertible into 70,588 common shares and 53,691 warrants to purchase our common stock at $5.50 per share to The Shemano Group, our co-placement agent.

As of December 31, 2005 the total number of Warrants issued and outstanding with respect to the Series C Prefs is 357,936.  At December 31, 2005 the Series C Pref warrant liability was $36,226 and the Series C placement agency warrant liability was $15,663.

Warrants issued with Secured Promissory Notes. As described above in Note 8, in connection with the issuance of Secured Promissory Notes, we issued Series A and Series B Warrants to purchase up to an aggregate of 3,750,000 shares of our common stock.

The Warrants issued with the Notes provide the holder with registration rights, which obligate the Company to register the common shares underlying the Warrants within 30 days of the closing. The terms of the Warrants specify a liquidated damages penalty of 1% of the Holder’s initial investment in the Notes for each calendar month that the Company is delinquent in obtaining or maintaining a valid registration statement covering the Common Shares underlying the Notes.  Accordingly we have accounted for the Warrants as liabilities. The liability for the Series A and Series B Warrants, measured at fair value, has been offset by a reduction in the carrying value of the Notes. The liability for the Series A and Series B Warrants will be marked to market for each future period they remain outstanding. The value of the Series C Warrants will be offset by a charge to earnings rather than as a discount from the carrying value of the Notes when the value of these Warrants becomes determinable, which will occur upon conversion of the Notes.

As of December 31, 2005 the total number of Series A and Series B Warrants issued and outstanding with respect to the Notes is 3,750,000 and the liability associated with these warrants was $1,892,334.

Conversion Option Embedded in Series C Convertible Preferred Stock. As described above in Note 7, we have determined that based on the provisions of FASB Statement 133, the embedded conversion option present in the Series C Prefs should be valued separately at the commitment date. The option permits the holder to acquire our common stock at a price of $4.25 per share.

The Series C Prefs provide the holder with certain anti dilution rights that render the number of common shares issuable upon a conversion to be indeterminate. In addition, the Series C Prefs provide the holder with certain registration rights, which obligate the Company to register the common shares underlying the Series C Prefs within 30 days of the closing. Accordingly we have accounted for the conversion option embedded in the Series C Prefs as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. The liability for the conversion option, measured at fair value, has been offset by a reduction in the carrying value of the Series C Prefs. The liability for the conversion option will be marked to market for each future period the Series C Prefs remain outstanding. At December 31, 2005, the Series C Pref conversion option liability was $99,725.

Conversion Option Embedded in Secured Promissory Notes. As described above in Note 8, we have determined that based on the provisions of FASB Statement 133, the embedded conversion option present in the Notes should be valued separately at the commitment date. The option permits the holder to acquire our common stock at a price of $2.10 per share.

The Notes provide the holder with certain anti dilution rights that render the number of common shares issuable upon a conversion to be indeterminate. In addition, the Notes provide the holder with certain registration rights, which obligate the Company to register the common shares underlying the Notes within 30 days of the closing. Accordingly we have accounted for the conversion option embedded in the Notes as derivative liabilities at the time of issuance using the Black Scholes Option pricing model. The liability for the conversion option, measured at fair value, has been offset by a reduction in the carrying value of the Notes. The liability for the conversion option will be marked to market for each future period the Notes remain outstanding. At December 31, 2005, the Note conversion option liability was $888,922.

10. STOCKHOLDERS’ EQUITY

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

In March, 2005, we issued 30,000 shares of restricted common stock to each of XCL Partner Inc. and Ashton Organization pursuant to consulting services.  The total value the consideration was $80,400 and $79,500, respectively.

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

On April 20, 2005 we completed a private financing with 8 accredited investors.  We issued Secured Convertible Promissory Notes (the “Notes”) with an aggregate face amount of $3,125,000. Each Note is due on April 19, 2007 and is convertible at the option of the holder anytime in whole or in part at $2.10.

The Notes were issued as a portion of 6.25 Units, each consisting of one (1) $500,000 Secured Promissory Note; three hundred thousand (300,000) Common Stock Purchase Warrants (Series A Warrants); and three hundred thousand (300,000) special Common Stock Purchase Warrants (Series B Warrants).  The Notes bear interest at 9% and are repayable in equal installments during the period September 2005 through April 2007.  The Series A Warrants were issued with an exercise price of $2.90 per share and the Series B Warrants were issued with an exercise price per share of $3.50.  Each Purchaser also received a Series C Warrant to purchase a number of shares of Common Stock equal to one hundred percent (100%) of the number of Conversion Shares issuable upon conversion of such Purchaser’s Notes at an exercise price per share equal to the Conversion Price.  The Series A Warrants and the Series B Warrants expire five (5) years following the Closing Date and the Series C Warrants expire one (1) year following the effective date of the registration statement providing for the resale of the Conversion Shares and the Warrant Shares.

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

On August 8, 2005, we completed a sale of 1,488,100 shares of Common Stock for the exercise of the Company’s warrant for gross proceeds of $2,127,436.  This financing was made pursuant to a Special Warrant Offer extended to the purchasers listed in the Note and Warrant Purchase Agreement dated as of April 19, 2005.

On August 31, 2005, we issued 150,000 shares of restricted common stock to Madden Consulting, Inc. pursuant to a consulting agreement.  The services to be provided under the consulting agreement were investor and public relations, which was valued at $252,000.

On September 9, 2005, we issued 50,000 shares of restricted common stock to Ashok Patel pursuant to a consulting agreement. The services to be provided under the consulting agreement were advisory of strategic licensing and marketing, which was valued as $77,000.

On September 19, 2005, we issued 245,645 shares of of restricted common stock (valued at $334,077) to convertible debenture holders in payment of principal and interest due under the debentures.  Of this amount, $171,250 represented principal payments and the balance interest expense.

On September 8, 2005, we issued 60,000 shares of of restricted common stock (valued at $88,200) for services rendered.

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

On May 10, 2004, we issued 300,000 shares of restricted common stock to Madden Consulting, Inc. pursuant to a consulting agreement.  The services to be provided under the consulting agreement were investor and public relations.  The shares were valued at $3.92 per share, the market price for shares of our common stock at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Madden Consulting was $1,176,000.

On June 24, 2004, we issued 100,000 warrants to each of SF Capital Partners Ltd., Gryphon Master Fund, L.P., Banyon Asia Limited and Banyon Mac 24, Ltd. in consideration for services provided related to our recent private equity financing.

On July 21, 2004, we issued 100,000 shares of restricted common stock to Chet Howard, our Chief Financial Officer and Chief Accounting Officer.  The shares were valued using the closing stock price on the date of issue, pursuant to which the stock was valued at $3.83 at the time of issuance.  Therefore, the total aggregate value of the consideration paid to Mr. Howard was valued at $383,000.

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

Convertible Preferred Stock. AXM Pharma is authorized to issue up to 12,000,100 shares in aggregate of preferred stock, and has to date designated 3 series, which are summarized below:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	10,000,000	$2.00	Yes	n/a	1 for 1
Series B	2,000,000	2.25	Yes	n/a	1 for 1
Series C	100	425,000	Yes	6%	705,882 for 1

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

11. STOCK OPTION PLANS

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

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2003	—	$—
Granted	2,140,000	4.08
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2004	—	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2005	2,140,000	$4.08
Exercisable, December 31, 2005	2,140,000	$4.08

At December 31, 2005, the range of exercise prices and weighted average remaining contractual life of outstanding options was $2.72 to $4.14, respectively.  The weighted average grant date fair value of the options issued in 2004 amounted to $2.66. No stock options were issued in 2005 to employees.

12.  INCOME TAXES

Our subsidiary, AXM (Shenyang) is incorporated in The People’s Republic of China (PRC), which is governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the "Income Tax Laws''). Under the Income Tax Laws, foreign investment enterprises ("FIE'') generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions or cities for which more favorable effective rates apply. Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, and thereafter with a 50% exemption for the next three years.  As of December 31, 2005, we had not attained profitable operations for tax purposes.

For the years ended December 31, 2005 and 2004, we incurred net losses and, therefore, had no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $18,000,000 at December 31, 2005, and will expire in the years 2007 through 2025.

Deferred income taxes consist of the following at December 31, 2005:

Long-term:
Net operating loss	$6,000,000
Valuation allowance	(6,000,000)
$-

13. VALUE ADDED TAX PAYABLE

We are subject to Chinese value added tax at a rate of 17% on product sales. Value added tax payable on sales is computed net of value added tax paid on purchases for all domestic sales.

14. DISTRIBUTION OF PROFITS

As stipulated by the relevant laws and regulations applicable to China’s foreign investment enterprises, we are required to make appropriations from net income as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves which include a general reserve, an enterprises expansion reserve and employee welfare and bonus reserves.

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

15. EMPLOYEE RETIREMENT BENEFITS AND POST RETIREMENT BENEFITS

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

16. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under non-cancelable leases with terms in excess of one year are as follows:

Twelve Months Ending December 31,
2006	$59,866
2007	52,286
2008	24,275
2009	2,034
2010 and thereafter	-
Total	$138,461

Contingencies. In February 2006, we became aware of a lawsuit filed in Los Angeles superior court from the Praxi Advertising and Design, Inc. claiming payment of an unpaid package design fee of  $119,800.

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

In November 2005, we became aware of a lawsuit filed in the District Court of Clark County, Nevada by our former CEO Peter Cunningham, whom we fired for cause on July 20, 2005. Mr. Cunningham’s counsel claims to have properly served us with a summons and complaint and took a default against us on November 9, 2005.  We are disputing the validity of the service, and have retained counsel. We anticipate that the default will be set aside.  Mr. Cunningham’s complaint alleges unpaid base salary, unpaid commissions, un-reimbursed expenses and unpaid severance totaling approximately $180,000.  The complaint also requests declaratory relief to amend an allegedly incorrect Form 8-K filing which stated that Mr. Cunningham was fired for cause.   We intend to vigorously defend this case and believe hawse have meritorious claims against Mr. Cunningham which may be asserted in a cross-complaint.   There has been no discovery in this matter and we cannot predict its outcome.

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

AXM Pharma, Inc. is involved in lawsuits, claims and proceedings, including those identified above, which arise in the ordinary course of business.  In accordance with SFAS No. 5, “Accounting for Contingencies,” AXM makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  AXM Pharma believes it has adequate provisions for any such matters.  AXM Pharma reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  Litigation is inherently unpredictable.  However, AXM Pharma believes that it has valid defenses with respect to legal matters pending against it.  Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

We intend to vigorously defend these and other lawsuits and claims against us.  However, we cannot predict the outcome of these lawsuits, as well as other legal proceedings and claims with certainty.  An adverse resolution of pending litigation could have a material adverse effect on our business, financial condition and results of operations.  AXM Pharma is subject to legal proceedings and claims that arise in the ordinary course of business.  AXM Pharma’s management does not expect that the results in any of these legal proceedings will have adverse affect on the Company’s financial condition or results of operations.

17. RELATED PARTY TRANSACTIONS

At December 31, 2005, AXM Pharma, Inc. received advances of approximately $237,000 from Wei Shi Wang, Chief Executive Officer and Chairman of the Board.  The amounts are included in accrued expense and are unsecured and due upon demand

EXHIBITS INDEX

Exhibit Number	Description

4.13^	Securities Purchase Agreement dated as of June 24, 2004

4.14^	Registration Rights Agreement dated as of June 24, 2004

4.15^	Form of Common Stock Purchase Warrant issued June 24, 2004

4.16^	Designation of Rights and Preferences of Series C Preferred Stock dated as of June 24, 2004

4.16#	Loan Agreement between AXM Pharma(Shenyang), Inc. and Shenyang Branch of Shanghai Pudong Development Bank

4.17#	Mortgage Agreement between AXM Pharma (Shenyang) Inc.and Shenyang Branch of Shanghai Pudong Development Bank

4.18##	Form of Note and Warrant Purchase Agreement, dated April 19, 2005, by and between the Company and each of the Purchasers thereto

4.19##	Form of Registration Rights Agreement, dated April 19, 2005, by and between the Company and each of the Purchasers thereto.

4.20##	Form of Convertible Promissory Note dated April 19, 2005

4.21##	Form of Series A Warrant

4.22##	Form of Series B Warrant

4.22##	Form of Series C Warrant

4.23##	Form of Security Agreement, dated April 19, 2005, by and between the Company and each of the Secured parties thereto

4.23##	Form of Mortgage Agreement, dated April 19, 2005, by and between the Company and each of the Mortgagees thereto

4.24###	Form of Series D Warrant

4.25####	2005 Equity Incentive Plan

10.4****	Agreement on Agency for Sale (Distribution) between Shenyang Taiwei Pharmaceutical Factory and Liaoning Weikang Medicine Co., Ltd.

10.5****	Consulting Agreement with Tripoint Capital Advisors, LLC

10.6****	Consulting Agreement with Amaroq Capital, LLC

10.7****	Consulting Services Agreement with Woodbridge Management, Ltd.

10.8****	Consulting Agreement with Madden Consulting, Inc.

10.9****	Investment Banking Agreement with Great Eastern Securities, Inc.

10.10****	Investor Relations Agreement with the Aston Organization

10.11+++ ²	Incentive and Nonstatutory Stock Option Plan

10.12++++	Consulting Agreement with Byrle Lerner

10.13++++	Consulting Agreement with Aurelius Consulting

10.14++++	Consulting Agreement with Mirador Consulting, Inc

10.15++++	Consulting Agreement with Dreamvest, llc

10.16++++	Consulting Agreement with RCG

10.17++++	Termination Agreement with RCG

10.18(2)(3)	Chet Howard’s Employment Agreement

10.19(2)(4)	Peter Cunningham’s Employment Agreement

10.20(2)(3)	Zhenyu Kong’s Employment Agreement

10.21(5)	Transition Agreement

14.1++	Code of Ethics for Board of Directors

14.2++	Code of Ethics for Executive Officers

16.1^^	Letter from Malone & Bailey, PLLC regarding change in certifying accountant, dated September 2, 2004.

21.1++	Subsidiaries of the Company

31.1+	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(a)

32.1+	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350

99.1****	Form of lock-up agreement by officers, directors and 5% or greater shareholders

**** Incorporated herein by reference to Exhibits 10.1 to 10.10 of the Company’s Registration Statement on Form SB-2 Dated March 4, 2004.

+++Incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-KSB/A dated April 6, 2004.

++++Incorporated herein by reference to Exhibit 10.12 to 10.17 of the Company’s Annual Report on Form 10-KSB/A dated April 15, 2005.

+ Filed herewith

++ Incorporated herein by reference to Exhibit 14.1, 14.2 and 21.1 of the Company’s Annual Report on Form 10-KSB dated March 29, 2004

(2) Exhibit represents a management contract or compensatory plan or arrangement.

(3) Incorporate herein by reference to Exhibit 10.1, 10.2, 10.3, and 10.4 of the Company’s Current Report on Form 8-K/A dated April 4, 2005.

(4) Incorporated herein by reference to Exhibit 10.1 of the Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form SB-2 Dated May 17, 2004

(5) Incorporated herein by reference to Exhibits 10.1 of the Company’s Current Report on Form 8-K Dated September 25, 2005

^ Incorporated herein by reference to Exhibits 10.1 to 10.4 of the Company’s Current Report on Form 8-K Dated June 24, 2004

^^ Incorporated by reference to Exhibit 16.1 to the Company’s amendment to Current Report on Form 8-K/A filed on September 2, 2004

# Incorporated herein by reference to Exhibits 10.1 to 10.2 of the Company’s Current Report on Form 8-K Dated January 24, 2005

## Incorporated herein by reference to Exhibits 10.1 to 10.8 of the Company’s Current Report on Form 8-K Dated April 20, 2005

### Incorporated herein by reference to Exhibits 10.1 of the Company’s Current Report on Form 8-K Dated August 9, 2005

####Incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated March 10, 2005.

(c) Reports on Form 8-K.

1.	On January 21, 2005, we filed a report on Form 8-K regarding received collateral a short -term loan.
2.	On February 1, 2005, we filed a report on Form 8-K regarding promoted Chet Howard to Chief Executive Officer..
3.	On March 10, 2005, we file a report on Form 8-K regarding Board of Directors approved the 2005 Equity Incentive Plan.

4.	On April 20, 2005, we filed a report on Form 8-K regarding results of operations and financial condition.
5.	On January 24, 2005, we filed a report on Form 8-K/A regarding creation of a direct financial obligation
6.	On April 20, 2005, we filed a report on Form 8-K disclosing an additional private financing we completed.
7.	On April 20, 2005, we filed a report on Form 8-K regarding accepted subscription with 8 accredited investors pursuant to a private equity financing.
8.	On May 16, 2005, we filed a report on Form 8-K our financial results for the first quarter of fiscal 2005.
9.	On June 15, 2005, we filed a Form 8-K disclosing a private financing with 9 accredited investors.
10.	On July 21, 2005, we filed a Form 8-K disclosing a termination of employee agreement with Peter Cunningham.
11.	On August 9, 2005, we filed a Form 8-K regarding completed a financing through a Special Warrant Offer.
12.	On August 10, 2005, we filed a Form 8-K regarding received additional commitments pursuant to the private financing.
13.	On August 15, 2005, we filed a Form 8-K regarding held a conference call discussing our fiscal 2005, second quarter results and current events.
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